Form 10-Q
period 1994-06-30
WHITEHALL CORP
filed 1994-08-15
CIK 106827

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                            ---------------------

                                  FORM 10-Q

        ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994


                                      OR

        (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER 1-5483



                            WHITEHALL CORPORATION
                            ---------------------
            (Exact name of registrant as specified in its charter)


         DELAWARE                                           41-0838460
         --------                                           ----------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                        Identification Number)


2659 NOVA DRIVE, DALLAS, TEXAS
Mailing Address:  P.O. Box 29709, Dallas, Texas                           75229
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)



       Registrant's telephone number, including area code  214-247-8747
                                                           ------------


                                     N/A
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes   X      No
    -----       -----

Number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1994

                   Common Stock, $0.10 par value:  2,693,100
                                                   ---------

                                     INDEX

                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 1994

                     WHITEHALL CORPORATION AND SUBSIDIARIES


                                                                                PAGE
                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets
                            June 30, 1994 and December 31, 1993. . . . . . . . .  1

                   Condensed Consolidated Statements of Operations
                            Three and six months ended June 30, 1994
                            and 1993 . . . . . . . . . . . . . . . . . . . . . .  2

                   Consolidated Statements of Cash Flows
                            Six months ended June 30, 1994 and 1993. . . . . . .  3

                   Notes to Condensed Consolidated Financial Statements
                            June 30, 1994  . . . . . . . . . . . . . . . . . . .  4

Item 2.  Management`s Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . . . . .   6


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . .   8

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .   8


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9


PART I. FINANCIAL INFORMATION

WHITEHALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)



                                                                June 30,       December 31,
                                                                  1994            1993
                                                               -----------     ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $ 9,259,000     $ 5,325,000
  Marketable securities                                                  0       4,464,000
  Accounts receivable, net                                       9,432,000       5,109,000
  Recoverable Federal income taxes                                       0       3,910,000

  Inventories:
    Finished products                                              949,000       1,150,000
    Products in process                                            426,000         301,000
    Materials and supplies                                       3,193,000       3,251,000
                                                               -----------     -----------
                                                                 4,568,000       4,702,000

  Prepaid expenses and other                                       461,000       1,739,000
                                                               -----------     -----------
       TOTAL CURRENT ASSETS                                     23,720,000      25,249,000

PROPERTY, PLANT AND EQUIPMENT                                   45,399,000      46,133,000
Less allowances for depreciation and amortization              (38,832,000)    (39,034,000)
                                                               -----------     -----------
                                                                 6,567,000       7,099,000

Notes receivable                                                 1,900,000               0
Notes receivable from employees                                    536,000         515,000
                                                               -----------     -----------

       TOTAL ASSETS                                            $32,723,000     $32,863,000
                                                               ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                     $ 5,116,000     $ 3,899,000
  Accrued environmental costs                                      648,000         538,000
                                                               -----------     -----------

       TOTAL CURRENT LIABILITIES                                 5,764,000       4,437,000

NON-CURRENT LIABILITIES                                            138,000         188,000

SHAREHOLDERS' EQUITY
  Common stock, $.10 par value:
    Authorized shares - 5,000,000
    Issued shares - 3,773,756                                      377,000         377,000
  Additional paid-in capital                                     1,053,000       1,053,000
  Retained earnings                                             41,536,000      42,779,000
                                                               -----------     -----------
                                                                42,966,000      44,209,000
  Less treasury shares at cost
    (1994 - 1,080,656 ; 1993 - 1,067,756)                      (16,145,000)    (15,971,000)
                                                               -----------     -----------
                                                                26,821,000      28,238,000
                                                               -----------     -----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $32,723,000     $32,863,000
                                                               ===========     ===========


See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)




                                                             For the Three                        For the Six
                                                             Months Ended                         Months Ended
                                                               June 30,                             June 30,
                                                         1994            1993               1994                1993
                                                     -------------    ----------        ------------         ----------
Net Sales                                             $9,233,000      $8,722,000         $14,787,000        $15,122,000
Cost of Sales                                          7,828,000       7,286,000          12,797,000         12,783,000
                                                      ----------      ----------        ------------         ----------

      Gross Profit                                     1,405,000       1,436,000           1,990,000          2,339,000

Operating expenses:
    Selling, general and administrative expenses       1,139,000       1,660,000           2,722,000          3,008,000
    Research and development expenses                  1,122,000         411,000           1,678,000            650,000
                                                      ----------      ----------        ------------         ----------

Total operating expenses                               2,261,000       2,071,000           4,400,000          3,658,000

LOSS FROM OPERATIONS                                    (856,000)       (635,000)         (2,410,000)        (1,319,000)

Other income, net                                        572,000         156,000           1,167,000            340,000
                                                      ----------      ----------        ------------         ----------

LOSS BEFORE INCOME TAXES                                (284,000)       (479,000)         (1,243,000)          (979,000)

Income Tax Benefit                                             0         163,000                   0            333,000
                                                      ----------      ----------        ------------         ----------

NET LOSS                                              $ (284,000)     $ (316,000)       $ (1,243,000)        $ (646,000)
                                                      ==========      ==========        ============         ==========

NET LOSS PER SHARE                                    $    (0.11)     $    (0.11)       $      (0.46)        $    (0.23)
                                                      ==========      ==========        ============         ==========

See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                             For the
                                                                         Six Months Ended
                                                                   June 30,            June 30,
                                                                     1994                1993
                                                               ----------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(1,243,000)        $  (646,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                      501,000             439,000
   Gain on sale of fixed assets                                      (511,000)                  0
   Accounts receivable, net                                        (4,323,000)            (81,000)
   Recoverable Federal income taxes                                 3,910,000             634,000
   Inventories                                                        134,000          (1,437,000)
   Prepaid expenses and other                                       1,278,000               6,000
   Notes receivable from employees                                    (21,000)            (19,000)
   Deferred income tax benefit and other, noncurrent                        0            (335,000)
   Accounts payable and accrued liabilities                         1,217,000             406,000
   Accrued environmental costs                                        110,000             (75,000)
   Non-current liabilities                                            (50,000)            (75,000)
                                                                  -----------         -----------

    Total adjustments                                               2,245,000            (537,000)
                                                                  -----------         -----------

     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                1,002,000          (1,183,000)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of marketable securities                                    4,464,000           2,730,000
  Capital expenditures                                               (170,000)           (857,000)
  Notes receivable                                                 (1,900,000)                  0
  Proceeds from sale of fixed assets                                  712,000                   0
                                                                  -----------         -----------
     CASH PROVIDED BY INVESTING ACTIVITIES                          3,106,000           1,873,000

CASH FLOWS FROM FINANCING ACTIVITIES:

  Purchase of treasury stock                                         (174,000)         (2,737,000)
                                                                  -----------         -----------
     CASH USED IN FINANCING ACTIVITIES                               (174,000)         (2,737,000)

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALEN        3,934,000          (2,047,000)
                                                                  -----------         -----------

          CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        $ 5,325,000         $ 6,687,000
                                                                  -----------         -----------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 9,259,000         $ 4,640,000
                                                                  ===========         ===========

See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

JUNE 30, 1994


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to 1993 amounts to conform with the 1994 presentations. Operating results for the three and six month periods ending June 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.


NOTE B - NOTES RECEIVABLE

      During the first quarter of 1994, a subsidiary of the Company obtained 40% ownership of a joint venture involved in the development of aircraft-related technology and has advanced the venture $1.9 million. The subsidiary of the Company obtained a promissory note for the advance and is obligated to advance up to $2 million under the joint venture agreement. The principal balance of the promissory note accrues interest at a maximum rate of 5%, and the principal balance together with accrued interest are due January 5, 1999. The note is secured by certain assets of the joint venture.


NOTE C - COMMITMENTS AND CONTINGENCIES

         On May 10, 1991, an action was filed in the District Court of Dallas County, Texas by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that (i) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and were the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) that the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. In his second amended petition Mr. Webster asserts the following causes of action against the defendants: Tortious interference with contractual relations; intentional infliction of emotional distress; breach of oral contract; promissory estoppel/detrimental reliance; breach of fiduciary duty; breach of duty of good faith and fair dealing; declaratory judgment; and wrongful termination under the "Whistle Blower Act." The second amended petition seeks compensatory and punitive damages in excess of $70 million. The defendants believe that the allegations contained in the petition are without merit and intend to vigorously defend the action.

         On September 22, 1992, Mr. Webster filed an action in the District Court of Dallas County, Texas, against First City, Texas-Dallas, the Company and an employee of the Company. As receiver for First City, Texas-Dallas, the Federal Deposit Insurance Corporation intervened and removed this case to Federal Court. The petition alleges, among other things, that (i) the Company interfered with Mr. Webster's existing and prospective contractual relationship with the employee and First City, a national banking institution; (ii) the Company has converted to its own use the employee's stock which allegedly is now owned by Mr.

WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE C - COMMITMENTS AND CONTINGENCIES (CONTINUED)


Webster, (iii) the Company, First City and the employee conspired to commit fraud against Mr. Webster; and (iv) the actions of the Company, First City, and the employee were intentionally done to cause Mr. Webster emotional distress. The petition seeks, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. By Orders dated June 2, 1994 and June 20, 1994, the Company was granted an interlocutory summary judgment on all claims alleged by Mr. Webster. The Company anticipates that Mr. Webster will appeal the summary judgment when it becomes a final judgment. Management intends to vigorously defend any appeal.

         On January 11, 1993, Mr. Webster filed an action in the District Court of Dallas County, Texas, against NationsBank of Texas, N.A., the Company and a former employee of the Company. As receiver for First Republic Bank Dallas, N.A., the Federal Deposit Insurance Corporation intervened and removed this case to Federal Court. The petition alleged, among other things, that (i) the Company had converted to its own use the former employee's Company stock allegedly owned by Mr. Webster (ii) the Company, NationsBank and the former employee conspired to commit fraud against Mr. Webster, and (iii) the actions of the Company, NationsBank and the former employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. On April 29, 1994, the Company's motion for Summary Judgment was granted by the court and this case was dismissed. Mr. Webster has filed an appeal of this case. Management intends to vigorously defend the appeal.

         Aero has been subject to Environmental Protection Agency regulations with respect to a surface impoundment and a spray irrigation field located at the Lake City, Florida facility. Aero has reclaimed the surface impoundment and is in a remediation and monitoring stage. The Company does not anticipate any material direct effects upon the capital expenditures, earnings and competitive position of the Company from compliance with present Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does expect, however, that compliance with such regulations will require, from time to time, both increased operating costs and capital expenditures which may be substantial. The Company recorded a provision of $1,233,000 in 1991 for anticipated environmental remediation costs at the Aero facility. To comply with the financial assurances required by the Florida Department of Environmental Regulation (FDER), the Company requested and a bank issued a standby letter of credit in the amount of $3,766,946 in favor of the FDER.

         The Company is also involved in certain legal proceedings in the normal course of its business.

         After consultation with counsel, management is of the opinion that the outcome of the above-mentioned proceedings will not have a material effect on the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

         Whitehall Corporation's consolidated sales for the three months ended June 30, 1994 were $9,233,000, a 6% increase over the second quarter of 1993. Sales for the second quarter of 1994 increased by 17% in the Aircraft Maintenance segment and were partially offset by a 25% decline in the Ocean Systems segment and a 14% decrease in the Electronics segment. Aircraft Maintenance sales reflect additional commercial aircraft maintenance work. The Ocean Systems segment continues to be adversely affected by the reductions in defense spending. The decline in sales in the Electronics segment resulted from rescheduled component deliveries per a customer request.

         A loss from operations of $856,000 was recorded by the Company for the second quarter of 1994 compared to a $635,000 loss for the same period of 1993. The loss for the second quarter of 1994 includes approximately $900,000 in costs related to the prototype digital streamer developed by the Ocean Systems segment. Management has elected to expense these costs in the current period.

         The net loss of $284,000 for the second quarter ended June 30, 1994 includes a gain of approximately $500,000, classified as other income, related to the sale of idle assets of the Company. The net loss for the second quarter of 1993 totaled $316,000.

         Net sales for the six month period ended June 30, 1994 decreased by $335,000, or 2%, over net sales in the same period of 1993. The decrease was primarily attributable to the Ocean Systems segment (23%) and the Electronics segment (10%), partially offset by an increase in sales in the Aircraft Maintenance segment (5%).

         The loss from operations for the six month period ended June 30, 1994 increased by $1,091,000, or 83% when compared to the same period of 1993. This increase is primarily attributable to an increase in research and development expense of $1,028,000 in 1994 which includes the $900,000 of costs related to the digital streamer prototype previously discussed.

         Other income for the six month period ending June 30, 1994 consists primarily of interest earned on Federal Income Tax refunds, invested cash and gains on the sale of idle assets.


FINANCIAL CONDITION

         During the first six months of 1994, cash provided by operations totaled $1,002,000, as compared to cash used in operations of $1,183,000 in the same period of 1993. The Company's capital expenditures totaled $170,000 during the first six months of 1994 compared to $857,000 during the same period of 1993. In the first quarter of this year a subsidiary of the Company advanced funds to a joint venture involved in the development of aircraft related technology.

         Cash and cash equivalents increased during the first half of 1994 by $3,934,000, primarily as a result of the cash provided by operating activities and marketable securities sales of $4,464,000.

         During the first half of 1994 the Company acquired 12,900 shares of its common stock in open market transactions at prices averaging $13.44 per share. At June 30, 1994 there were approximately 121,100 additional shares available for repurchase under the Company's current repurchase authorization. The Company may continue to acquire stock as market conditions warrant.

         Backlog at June 30, 1994 totaled $10,632,000. Backlog is primarily attributable to the Aircraft Maintenance segment and reflects management's estimate of revenues for aircraft maintenance based on customer provided aircraft input dates.


                         PART II  -  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          The information contained in Item 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

         On May 10, 1991, an action was filed in the District Court of Dallas County, Texas by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that (i) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and were the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) that the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. In his second amended petition Mr. Webster asserts the following causes of action against the defendants: Tortious interference with contractual relations; intentional infliction of emotional distress; breach of oral contract; promissory estoppel/detrimental reliance; breach of fiduciary duty; breach of duty of good faith and fair dealing; declaratory judgment; and wrongful termination under the "Whistle Blower Act." The second amended petition seeks compensatory and punitive damages in excess of $70 million. The defendants believe that the allegations contained in the petition are without merit and intend to vigorously defend the action.

         On September 22, 1992, Mr. Webster filed an action in the District Court of Dallas County, Texas, against First City, Texas-Dallas, the Company and an employee of the Company. As receiver for First City, Texas-Dallas, the Federal Deposit Insurance Corporation intervened and removed this case to Federal Court. The petition alleged, among other things, that (i) the Company interfered with Mr. Webster's existing and prospective contractual relationship with the employee and First City, a national banking institution; (ii) the Company has converted to its own use the employee's Company stock which allegedly is now owned by Mr. Webster, (iii) the Company, First City and the employee conspired to commit fraud against Mr. Webster; and (iv) the actions of the Company, First City, and the employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. By orders dated June 2, 1994 and June 20, 1994, the Company was granted an interlocutory summary judgment on all claims alleged by Mr. Webster. The Company anticipates that Mr. Webster will appeal the summary judgment when it becomes final judgment. Management intends to vigorously defend any appeal.

         On January 11, 1993, Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, filed an action in the District Court of Dallas County, Texas, against NationsBank of Texas, N.A., the Company and a former employee of the Company. As receiver for First Republic Bank Dallas, N.A., the Federal Deposit Insurance Corporation intervened and removed this case to Federal Court. The petition alleged, among other things, that (i) the Company had converted to its own use the former employee's Company stock allegedly owned by Mr. Webster (ii) the Company, NationsBank and the former employee conspired to commit fraud against Mr. Webster, and (iii) the actions of the Company, NationsBank and the former employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. On April 29, 1994, the Company's motion for Summary Judgment was granted by the court and this case was dismissed. Mr. Webster has filed an appeal of this case. Management intends to vigorously defend the appeal.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Registrant held its Annual Meeting of Stockholders on May 16, 1994 in New York, New York. Stockholders re-elected George F. Baker, Bruce C. Conway, Arthur H. Hutton, John J. McAtee, Jr., Jack S. Parker, Lewis S. White and John H. Wilson, III as Directors of the Company to serve until the next Annual Meeting of Stockholders. Voting results are presented below. Stockholders also ratified the appointment of Arthur Andersen & Co., certified public accountants, as auditors of the Company for the fiscal year ending December 31, 1994 (2,253,331 votes for, 6,565 votes against and 9,700 votes abstaining).

                                          Votes                   Votes                   Votes
      Name                                 For                   Withheld               Abstaining
      ----                                 ---                   --------               ----------
George F. Baker                         2,228,829                  9,627                  31,140
Bruce C. Conway                         2,228,829                  9,627                  31,140
Arthur H. Hutton                        2,228,829                  9,627                  31,140
John J. McAtee, Jr.                     2,228,829                  9,627                  31,140
Jack S. Parker                          2,228,829                  9,627                  31,140
Lewis S. White                          2,228,829                  9,627                  31,140
John H. Wilson, III                     2,228,829                  9,627                  31,140


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The following Exhibit is included herein:

                   (11) Statement re: computation of earnings per share

          The Registrant did not file any reports on Form 8-K during the three months ended June 30, 1994.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WHITEHALL CORPORATION


Date     August 12, 1994                 By   /s/ G. F. Baker
                                             George F. Baker, President




Date     August 12, 1994                 By   /s/ E. F. Campbell, III
                                             E. Forrest Campbell, III, Treasurer

                              INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                          EXHIBIT                                 PAGE
- - -------                         -------                             -----------

  11          Statement re: computation of earnings per share