Form 10-Q
period 1994-09-30
WHITEHALL CORP
filed 1994-11-14
CIK 106827

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994


                                       OR

         (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 1-5483



                             WHITEHALL CORPORATION
                             ---------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                              41-0838460
- - -------------------------------                          ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


2659 NOVA DRIVE, DALLAS, TEXAS
Mailing Address:  P.O. Box 29709, Dallas, Texas                    75229
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



        Registrant's telephone number, including area code  214-247-8747
                                                            ------------



                                     N/A
       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes   X      No
    -----       -----

Number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1994

                   Common Stock, $0.10 par value:  2,706,300

                                     INDEX

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1994

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                                                                                                        PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets
                     September 30, 1994 and December 31, 1993 . . . . . . . . . . . . . . . . . .        1

             Condensed Consolidated Statements of Operations
                     Three and nine months ended September 30, 1994 and 1993  . . . . . . . . . .        2

             Consolidated Statements of Cash Flows
                     Nine months ended September 30, 1994 and 1993  . . . . . . . . . . . . . . .        3

             Notes to Condensed Consolidated Financial Statements
                     September 30, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

Item 2.  Management`s Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .        6


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7

Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . .        7


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8

PART I. FINANCIAL INFORMATION

WHITEHALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)


                                                               September 30,                December 31,
ASSETS                                                             1994                        1993
                                                              -------------                ------------
CURRENT ASSETS
  Cash and cash equivalents                                      $7,476,000                  $5,325,000
  Marketable securities                                                   0                   4,464,000
  Accounts receivable, net                                        8,785,000                   5,109,000
  Recoverable Federal income taxes                                        0                   3,910,000
  Inventories:
    Finished products                                               925,000                   1,150,000
    Products in process                                             921,000                     301,000
    Materials and supplies                                        4,086,000                   3,251,000
                                                              -------------                ------------
                                                                  5,932,000                   4,702,000
  Prepaid expenses and other                                        570,000                   1,739,000
                                                              -------------                ------------
       TOTAL CURRENT ASSETS                                      22,763,000                  25,249,000
PROPERTY, PLANT AND EQUIPMENT                                    26,137,000                  46,133,000
Less allowances for depreciation and amortization               (19,777,000)                (39,034,000)
                                                              -------------                ------------
                                                                  6,360,000                   7,099,000
Notes receivable                                                  2,000,000                           0
Notes receivable from employees                                     546,000                     515,000
                                                              -------------                ------------
       TOTAL ASSETS                                             $31,669,000                 $32,863,000
                                                              =============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                       $4,034,000                  $3,899,000
  Accrued environmental costs                                       724,000                     538,000
                                                              -------------                ------------
       TOTAL CURRENT LIABILITIES                                  4,758,000                   4,437,000
NON-CURRENT LIABILITIES                                             113,000                     188,000
SHAREHOLDERS' EQUITY
  Common stock, $.10 par value:
    Authorized shares - 5,000,000
    Issued shares (1994 - 3,786,956; 1993 - 3,773,756)              379,000                     377,000
  Additional paid-in capital                                      1,200,000                   1,053,000
  Retained earnings                                              41,364,000                  42,779,000
                                                              -------------                ------------
                                                                 42,943,000                  44,209,000
  Less treasury shares at cost
    (1994 - 1,080,656 ; 1993 - 1,067,756)                       (16,145,000)                (15,971,000)
                                                              -------------                ------------
                                                                 26,798,000                  28,238,000
                                                              -------------                ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $31,669,000                 $32,863,000
                                                              =============                ============

See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)




                                                        For the Three                           For the Nine
                                                        Months Ended                            Months Ended
                                                        September 30,                           September 30,
                                                  1994                  1993               1994                  1993
                                               ----------            ----------         -----------           -----------
Net Sales                                      $8,698,000            $8,079,000         $23,485,000           $23,201,000
Cost of Sales                                   7,594,000             6,843,000          20,391,000            19,626,000
                                               ----------            ----------         -----------           -----------
      Gross Profit                              1,104,000             1,236,000           3,094,000             3,575,000

Operating expenses:
    Selling, general and adminstration          1,142,000             1,533,000           3,864,000             4,541,000
    Research and development                      214,000               180,000           1,892,000               830,000
                                               ----------            ----------         -----------           -----------

Total operating expense                         1,356,000             1,713,000           5,756,000             5,371,000

LOSS FROM OPERATIONS                             (252,000)             (477,000)         (2,662,000)           (1,796,000)

Other income, net                                  80,000               373,000           1,247,000               713,000
                                               ----------            ----------         -----------           -----------

LOSS BEFORE INCOME TAXES                         (172,000)             (104,000)         (1,415,000)           (1,083,000)

Income Tax Benefit                                      0                35,000                   0               368,000
                                               ----------            ----------         -----------           -----------


NET LOSS                                        ($172,000)             ($69,000)        ($1,415,000)            ($715,000)
                                               ==========            ==========         ===========           ===========


NET LOSS PER SHARE                                 ($0.06)               ($0.03)             ($0.52)               ($0.25)
                                               ==========            ==========         ===========           ===========



See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                    For the
                                                                                 Nine Months Ended
                                                                         September 30,        September 30,
                                                                             1994                1993
                                                                         -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               ($1,415,000)           ($715,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                             747,000              665,000
   Gain on sale of fixed assets                                             (511,000)            (240,000)
   Accounts receivable, net                                               (3,686,000)             198,000
   Recoverable Federal income taxes                                        3,910,000              634,000
   Inventories                                                            (1,230,000)          (2,228,000)
   Prepaid expenses and other                                              1,169,000             (109,000)
   Notes receivable from employees                                           (21,000)             (29,000)
   Deferred income tax benefit and other, noncurrent                               0             (368,000)
   Accounts payable and accrued liabilities                                  135,000            1,002,000
   Accrued environmental costs                                               186,000             (137,000)
   Non-current liabilities                                                   (75,000)            (100,000)
                                                                         -----------          -----------
    Total adjustments                                                        624,000             (712,000)
                                                                         -----------          -----------
     CASH USED IN OPERATING ACTIVITIES                                      (791,000)          (1,427,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of marketable securities                                           4,464,000            4,182,000
  Capital expenditures                                                      (209,000)          (1,427,000)
  Notes receivable                                                        (2,000,000)                   0
  Proceeds from sale of fixed assets                                         712,000              240,000
                                                                         -----------          -----------
     CASH PROVIDED BY INVESTING ACTIVITIES                                 2,967,000            2,995,000

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock from exercise of stock options                    149,000                    0
  Purchase of treasury stock                                                (174,000)          (3,410,000)
                                                                         -----------          -----------
     CASH USED IN FINANCING ACTIVITIES                                       (25,000)          (3,410,000)

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVAL                 2,151,000           (1,842,000)
                                                                         -----------          -----------
          CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                $5,325,000           $6,687,000
                                                                         -----------          -----------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $7,476,000           $4,845,000
                                                                         ===========          ===========

See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

SEPTEMBER 30, 1994


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to 1993 amounts to conform with the 1994 presentations. Operating results for the three and nine month periods ending September 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.


NOTE B - NOTES RECEIVABLE

      During the first quarter of 1994, a subsidiary of the Company obtained 40% ownership of a joint venture involved in the development of aircraft-related technology and has advanced the venture $2 million. The subsidiary of the Company obtained a promissory note for the advance. The principal balance of the promissory note accrues interest at a maximum rate of 5%, and the principal balance with accrued interest are due January 5, 1999. The note is secured by certain assets of the joint venture.


NOTE C - COMMITMENTS AND CONTINGENCIES

         On May 10, 1991, an action was filed in the District Court of Dallas County, Texas by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that (i) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and were the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) that the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. On August 17, 1994, the defendants were granted a partial summary judgement. On October 24, 1994, Mr. Webster filed a third amended petition and alleged the following causes of action: Tortious interference with contractual relations against Cambridge Capital Fund, L.P., and directors George F. Baker and John J. McAtee; intentional infliction of emotional distress, and breach of oral contracts. The third amended petition seeks compensatory and punitive damages in excess of $35 million. The defendants believe that the allegations contained in the petition are without merit and intend to vigorously defend the action.

         On September 22, 1992, Mr. Webster filed an action in the District Court of Dallas County, Texas, against First City, Texas-Dallas, the Company and an employee of the Company. As receiver for First City, Texas-Dallas, the Federal Deposit Insurance Corporation intervened and removed this case to Federal Court. The petition alleges, among other things, that (i) the Company interfered with Mr. Webster's existing and prospective contractual relationship with the employee and First City, a national banking institution; (ii) the Company has converted to its own use the employee's stock which allegedly is now owned by Mr. Webster, (iii) the Company, First City and the employee conspired to commit fraud against Mr. Webster; and (iv) the actions of the Company, First City, and the employee were intentionally done to cause Mr. Webster emotional distress. The petition seeks, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than

WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE C - COMMITMENTS AND CONTINGENCIES (CONTINUED)


$1 million as damages for emotional distress. By Orders dated June 2, 1994 and June 20, 1994, the Company was granted an interlocutory summary judgment on all claims alleged by Mr. Webster. The Company anticipates that Mr. Webster will appeal the summary judgment when it becomes a final judgment. Management intends to vigorously defend any appeal.

         On January 11, 1993, Mr. Webster filed an action in the District Court of Dallas County, Texas, against NationsBank of Texas, N.A., the Company and a former employee of the Company. As receiver for First Republic Bank Dallas, N.A., the Federal Deposit Insurance Corporation intervened and removed this case to Federal Court. The petition alleged, among other things, that (i) the Company had converted to its own use the former employee's Company stock allegedly owned by Mr. Webster (ii) the Company, NationsBank and the former employee conspired to commit fraud against Mr. Webster, and (iii) the actions of the Company, NationsBank and the former employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. On April 29, 1994, the Company's motion for Summary Judgment was granted by the court and this case was dismissed. Mr. Webster filed an appeal of this case. On September 16, 1994 the appeals court dismissed this case for want of prosecution.

         Aero has been subject to Environmental Protection Agency regulations, with respect to a surface impoundment and a spray irrigation field located at the Lake City, Florida facility. Aero has reclaimed the surface impoundment and is in a remediation and monitoring stage. The Company does not anticipate any material direct effects upon the capital expenditures, earnings and competitive position of the Company from compliance with present Federal, State and local provisions enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does expect, however, that compliance with such regulations will require, from time to time, both increased operating costs and capital expenditures that may be substantial. The Company recorded a provision of $1,233,000 in 1991 for anticipated environmental remediation costs at the Aero facility. To comply with the financial assurances required by the Florida Department of Environmental Regulation (FDER), the Company requested and a bank issued a standby letter of credit in the amount of $3,766,946 in favor of the FDER.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

         Whitehall Corporation's consolidated sales for the three months ended September 30, 1994 were $8,698,000, an 8% increase over the third quarter of 1993. Sales for the third quarter of 1994 increased by 16% in the Aircraft Maintenance segment and were partially offset by a 35% decline in the Ocean Systems segment and a 10% decrease in the Electronics segment. The Ocean Systems segment continues to be adversely affected by the reductions in defense spending.

         A loss from operations of $252,000 was recorded by the Company for the third quarter of 1994 compared to a $477,000 loss for the same period of 1993. This improvement is primarily the result of reduced administrative costs associated with staff reductions.

         The net loss for the third quarter ended September 30, 1994 was $172,000 compared to a net loss for the third quarter of 1993 of $69,000.

         Net sales for the nine month period ended September 30, 1994 increased by $284,000, or 1%, over net sales in the same period of 1993. The increase was primarily attributable to the Aircraft Maintenance segment (9%), partially offset by decreases in the Ocean Systems segment (26%), and the Electronics segment (10%).

         The loss from operations for the nine month period ended September 30, 1994 increased by $866,000, or 48% when compared to the same period of 1993. This increase is primarily attributable to $1,223,000 of research and development costs related to the digital streamer prototype developed by the Ocean Systems segment that were expensed during the first half of 1994.

         Other income for the nine month period ending September 30, 1994 consists primarily of interest earned on Federal Income Tax refunds ($550,000), invested cash ($153,000) and gains on the sale of idle assets ($511,000).


FINANCIAL CONDITION

         Cash and cash equivalents increased during the first nine months of 1994 by $2,151,000, primarily as a result of marketable securities sales of $4,464,000 and the sale of fixed assets totaling $712,000 offset by cash used in operations of $791,000, capital expenditures of $209,000 and $2,000,000 advanced to the AvAero Hushkit Joint Venture.

         During the quarter ended September 30, 1994 certain assets totaling $19,301,000 in the Ocean Systems segment that were fully depreciated and no longer utilized were retired.

         During the first nine months of 1994 the Company acquired 12,900 shares of its common stock in open market transactions at prices averaging $13.44 per share. At September 30, 1994 there were approximately 121,100 additional shares available for repurchase under the Company's current repurchase authorization. The Company may continue to acquire stock as market conditions warrant.

         Backlog at September 30, 1994 totaled $17,964,000. Backlog is primarily attributable to the Aircraft Maintenance segment and reflects management's estimate of revenues for aircraft maintenance based on customer provided aircraft input dates.

                         PART II  -  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

         The information contained in Item 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

         On May 10, 1991, an action was filed in the District Court of Dallas County, Texas by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that (i) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and were the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) that the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. On August 17, 1994, the defendants were granted a partial summary judgement . On October 24, 1994, Mr. Webster filed a third amended petition and alleged the following causes of action: Tortious interference with contractual relations against Cambridge Capital Fund, L.P., and directors George F. Baker and John J. McAtee; intentional infliction of emotional distress, and breach of oral contracts. The third amended petition seeks compensatory and punitive damages in excess of $35 million. The defendants believe that the allegations contained in the petition are without merit and intend to vigorously defend the action.

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

         On January 11, 1993, Mr. Webster filed an action in the District Court of Dallas County, Texas, against NationsBank of Texas, N.A., the Company and a former employee of the Company. As receiver for First Republic Bank Dallas, N.A., the Federal Deposit Insurance Corporation intervened and removed this case to Federal Court. The petition alleged, among other things, that (i) the Company had converted to its own use the former employee's Company stock allegedly owned by Mr. Webster (ii) the Company, NationsBank and the former employee conspired to commit fraud against Mr. Webster, and (iii) the actions of the Company, NationsBank and the former employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. On April 29, 1994, the Company's motion for Summary Judgment was granted by the court and this case was dismissed. Mr. Webster filed an appeal of this case. On September 16, 1994 the appeals court dismissed this case for want of prosecution.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           The following Exhibit is included herein:

                   (11) Statement re: computation of earnings per share

           The Registrant did not file any reports on Form 8-K during the three months ended September 30, 1994.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WHITEHALL CORPORATION


Date     November 14, 1994              By   /s/ G. F. Baker
                                             George F. Baker, President




Date     November 14, 1994              By   /s/ E. F. Campbell, III
                                             E. Forrest Campbell, III, Treasurer

                              INDEX TO EXHIBITS



                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER              DESCRIPTION                                                  PAGE
- - -------             -----------                                              ------------

11           Statement Re: Computation of Earnings Per Share

27           Financial Data Schedule.
