Form 10-K
WHITEHALL CORP
filed 1995-03-30
CIK 106827

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-5483

                             WHITEHALL CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        41-0838460
       (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                         Identification No.)

            POST OFFICE BOX 29709                                    75229
               2659 NOVA DRIVE                                    (Zip Code)
                DALLAS, TEXAS
  (Address of principal executive offices)

       Registrant's telephone number, including area code:  214-247-8747

          Securities registered pursuant to Section 12(b) of the Act:

                         COMMON STOCK, $0.10 PAR VALUE
                            NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  /X/    NO  / /

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART II OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 23, 1995 WAS $36,866,944.

ON MARCH 23, 1995 THERE WERE ISSUED AND OUTSTANDING 2,707,300 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.10 PAR VALUE EXCLUDING 1,080,656 SHARES OF TREASURY STOCK.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS PRESENTLY SCHEDULED TO BE HELD ON MAY 1, 1995, ARE INCORPORATED INTO PARTS II AND III BY REFERENCE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Whitehall Corporation ("Whitehall" or the "Company" hereinafter) was incorporated under the laws of Delaware in 1963 as a successor to a Minnesota corporation organized in 1960.

     The Company operates in three segments: Ocean Systems, Aircraft Maintenance and Electronics. Reference is made to Note I of the Notes to Consolidated Financial Statements on page 17 herein for pertinent financial data of each segment as well as information regarding the Company's major customers.

     Ocean Systems Segment: Operations of the Ocean Systems segment include the manufacture and sale of underwater sensing systems used for naval surveillance and offshore geophysical surveys. The principal subsidiary of the Company constituting the Ocean Systems segment is Hydroscience, Inc. ("Hydroscience"), which is engaged in the design and manufacture of marine sensor systems for geophysical and military applications. The Company formerly conducted these activities through two separate subsidiaries, Seismic Engineering Company ("Seismic") and Hydroscience. Effective January 1, 1993, the two subsidiaries were merged.

     Because of reductions in defense spending, the Company is placing increased emphasis on the commercial geophysical market. In 1994 the Company began aggressively marketing an innovative new towed streamer trademarked as CenturyMux(TM). The CenturyMux is a 2() diameter 24-bit digital seismic streamer used for offshore oil and gas exploration. In addition to its wide electronic dynamic range, the advantages to the market place include uniform distribution of electronics, a 40% decrease in storage volume, channel expandability to 1,280 and module interchangability. The Company believes this is the first major improvement in streamer technology in almost ten years. At the heart of this technology is the CenturyMux multiplexing telemetry. The Company believes other applications of this telemetry, such as ocean bottom cables used in shallow water surveying, are available and opportunities are being vigorously pursued. In late December of 1994 the Company received its first contract for a CenturyMux system and additional orders are expected to follow. Revenues from this new product will be recognized in 1995. The Company will also continue to support existing military customers and aggressively pursue opportunities in the military market. Hydroscience currently provides support for the Surveillance Towed Array Sonar System (SURTASS) program by operating the array maintenance facility in Norfolk, Virginia. Other work includes support contracts for the SURTASS and AN/SQR-18 programs and contracts with the Naval Research Laboratory.

     Rogers Explorations, Inc., an additional subsidiary in this segment, which experienced no operating activity during the past several years is expected to be liquidated in 1995.

     Currently, the principal customer of this segment is the U.S. Government. Loss of this customer may have a material adverse impact on future results of operations of the Company. However, the Company is vigorously pursuing opportunities in the commercial market.

     Aircraft Maintenance Segment: The Company's wholly-owned subsidiary, Aero Corporation ("Aero"), located in Lake City, Florida, rebuilds, modifies and maintains turboprop and jet aircraft. Aero operates as a service business. Aero's primary business is the modification and maintenance of commercial passenger and freighter aircraft. Over the last three years Aero has invested heavily in a major renovation of its facility in Lake City, Florida and has expanded its employee base in order to attract additional commercial customers. Aero's facility can accommodate most narrow-body aircraft and has undergone modification to accommodate nearly all wide-body aircraft in current production. The Company includes in its customer base passenger airlines, cargo carriers and private and corporate executive jets. The Company believes that the commercial market represents a significant opportunity because of the potential associated with the maintenance and modification of aging aircraft in commercial fleets and because the current downsizing trend in the airline industry could lead to the outsourcing of maintenance work to low-cost facilities. As an FAA approved repair station, Aero is qualified to work on DC-8, DC-9, DC-10, 707, 727, 737, L-100, L-188, C-130 and other military and commercial aircraft. During 1994 Aero acquired a 40% interest in AvAero, a joint venture which developed jet engine Hushkits for Boeing 737-100/200 aircraft (see Note M page
21). Aero is also aggressively pursuing contracts with the United States Air Force.

     Electronics Segment: Crystek Crystals Corporation, ("Crystek") a division of the Company located in Fort Myers, Florida, manufactures and distributes quartz crystals and oscillators. The products are utilized in various electronic end products including communications equipment, computers and timing devices. The Electronics segment provides products to customers in the computer and communication industries.

     Raw Materials: The primary basic raw materials utilized by the Company are wire, plastics and electronic components primarily used in the Ocean Systems segment. The Company is not dependent upon any single supplier or group of suppliers for any of the raw materials it uses in manufacturing its products and has encountered no difficulties in purchasing sufficient quantities in the open market.

     Patents, Trademarks, Licenses, Franchises and Concessions: Most technology utilized by the Company is proprietary technology and attributed to the Ocean Systems segment. The Company has applied for patent protection for its CenturyMux product. In the opinion of the Company, no single patent or group of patents is material to any segment of its business, and it does not pay or receive substantial royalties under license agreements. The Company seeks patent protection in the normal course of business with respect to inventions and improvements developed by its employees which it considers patentable. The Company holds no franchises or concessions.

     Competitive Conditions: The Company is subject to severe competitive conditions in all segments of its business. Although the Company does not have data available to determine its exact relative market position, the Company does not believe that it presently has a substantial position in any of the markets for its products and services. The Ocean Systems segment has a strong technical understanding of underwater acoustics and transducer systems. This expertise should enable the Company to take advantage of opportunities in the commercial and military markets. In the Aircraft Maintenance segment, the Company believes that the commercial market represents a significant opportunity because of the potential associated with the maintenance and modification of aging aircraft in commercial fleets. The Company has also serviced the military market, primarily through a long association with the U.S. Air Force for maintenance on C-130 aircraft.

     Customers: The Company has four customers that account for at least 10% of 1994 consolidated revenues: the United States Government, Emery Worldwide, Southern Air Transport and ValuJet . The United States Government accounted for approximately 10% of consolidated net sales in 1994, 14% of consolidated net sales in 1993, and 34% of consolidated net sales in 1992. Such contracts are subject to termination at the convenience of the Government. Emery Worldwide accounted for 25% of consolidated net sales in 1994, 27% of consolidated net sales in 1993, and 11% of consolidated net sales in 1992. Southern Air Transport accounted for approximately 18% of consolidated net sales in 1994, 6% of consolidated net sales in 1993, and 19% of consolidated net sales in 1992. ValuJet accounted for approximately 11% of consolidated net sales in 1994. The Mexican Government accounted for approximately 3% of consolidated net sales in 1994, and 13% of consolidated net sales in 1993.

     Environmental Regulation: Aero has been subject to Environmental Protection Agency ("EPA") regulations at the Lake City, Florida facility. The Company does not anticipate any material direct effects upon the capital expenditures, earnings and competitive position of the Company from compliance with present Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does expect, however, that compliance with such regulations will require, from time to time, both increased operating costs and capital expenditures which may be substantial. As of December 31, 1994 and 1993, the Company had reserved approximately $736,000 and $538,000 respectively for anticipated environmental remediation costs at the Aero facility. The increase in accrued environmental remediation costs was based on additional information obtained relating to the nature and extent of required remediation. The Company will install a clay barrier over one section of the leased property and is currently performing additional testing to determine whether another clay barrier will be required over a second section of the property. Other remaining costs to be incurred will include testing and monitoring to be performed over a 20 to 30 year period. Actual costs to be incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

     Backlog: At December 31, 1994, the Company's consolidated firm backlog totaled $21,874,000 compared to $3,938,000 at the end of 1993, and $6,630,000 at the end of 1992. The year-end backlog should not be taken as indicative of sales volume for the coming year, as only the portion of commercial aircraft maintenance work considered firm is included in backlog.

     Research and Development Expenditures: Reference is made to Note A of the Notes to Consolidated Financial Statements on page 13 herein for the amounts of research and development expenditures during the past three calendar years.

     Number of Employees: The Company and its subsidiaries employed a total of 512 persons at December 31, 1994. The Company has generally enjoyed good relations with its employees.

ITEM 2. PROPERTIES

     The following are the locations and general character of the principal plants and other materially important physical properties of the Company and its subsidiaries:

                                             APPROXIMATE
                              APPROXIMATE    SQUARE FEET
    INDUSTRY SEGMENT AND         TOTAL         OF FLOOR                                      OWNED OR
          LOCATION              ACREAGE         SPACE                 DESCRIPTION             LEASED
----------------------------  -----------    ------------     ----------------------------   ---------
OCEAN SYSTEMS
  Dallas, Texas                    5.3           80,000       Executive offices of the       Owned
                                                                Company and manufacturing
                                                                facilities and offices of
                                                                Hydroscience, Inc.
  Virginia Beach, Virginia         1.8           42,000       Repair facilities of           Lease
                                                                Hydroscience, Inc.           expiring
                                                                                             1995
AIRCRAFT MAINTENANCE
  Lake City, Florida             120.0          625,000       Offices and aircraft           Lease
                                                                rebuilding and               expiring
                                                                modification facilities of   2022
                                                                Aero Corporation
ELECTRONICS
  Fort Myers, Florida              3.0           20,000       Offices and manufacturing      Owned
                                                                facilities of Crystek
                                                                Crystals Corporation
OTHER
  Dallas, Texas                    2.1           21,000       Former offices of              Owned*
                                                                Electroscience and
                                                                Avionics Divisions

---------------

 * This property was sold in January 1995.

     The Company believes that its plants and other physical properties are adequate for its intended operations. Aero has undertaken significant renovations to the Lake City, Florida property in order to position itself to attract additional commercial customers and to better serve the military market.

     The Company also owns one motor vessel, the "M/V Midnight Dancer", which is currently on lease.

ITEM 3. LEGAL PROCEEDINGS

     On May 10, 1991, an action was filed in the District Court of Dallas County, Texas, by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that (i) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and were the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. On August 17, 1994, the defendants were granted a partial summary judgment. On October 24, 1994, Mr. Webster filed a third amended petition and alleged the following causes of action: Tortious interference with contractual relations against Cambridge Capital Fund, L.P., and directors George F. Baker and John J. McAtee; intentional infliction of emotional distress, and breach of oral contracts. The third amended petition sought compensatory and punitive damages in excess of $35 million. On January 12, 1995, the Court entered an abatement on one of the breach of oral contract claims against the Company and entered a summary judgment, in the defendant's favor, on all remaining claims alleged by Mr. Webster. The Company anticipates that Mr. Webster will appeal the summary judgment when it becomes a final judgment. Management intends to vigorously defend any appeal.

     On September 22, 1992, Mr. Webster filed an action in the District Court of Dallas County, Texas, against First City, Texas-Dallas ("First City"), the Company and an employee of the Company. As receiver for First City, the Federal Deposit Insurance Corporation has intervened and removed this case to the U.S. District Court for the Northern District of Texas. The petition alleged, among other things, that (i) the Company interfered with Mr. Webster's existing and prospective contractual relationship with the employee and First City, a national banking institution; (ii) the Company has converted to its own use the employee's Company stock which allegedly was owned by Mr. Webster; (iii) the Company, First City and the employee conspired to commit fraud against Mr. Webster; and (iv) the actions of the Company, First City, and the employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. By orders dated June 2, 1994, the Company was granted a summary judgment on all claims alleged by Mr. Webster. The Company anticipates that Mr. Webster will appeal the summary judgment when it becomes a final judgment. Management intends to vigorously defend any appeal.

     On January 11, 1993, Mr. Webster filed an action in the District Court of Dallas County, Texas, against NationsBank of Texas, N.A., the Company and a former employee of the Company. As receiver for First Republic Bank Dallas, N.A., the Federal Deposit Insurance Corporation has intervened and removed this case to the U.S. District Court for the Northern District of Texas. The petition alleged, among other things, that (i) the Company has converted to its own use the former employee's Company stock which allegedly was owned by Mr. Webster;
(ii) the Company, NationsBank and the former employee conspired to commit fraud against Mr. Webster; and (iii) the actions of the Company, NationsBank and the former employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. On April 29, 1994, the Company's motion for summary judgment was granted by the court and this case was dismissed. Mr. Webster filed an appeal of this case. On September 16, 1994 the appeals court dismissed this case for lack of prosecution.

     The Company is also involved in certain legal proceedings in the normal course of its business.

     After consultation with counsel, management is of the opinion that the outcome of the above-mentioned proceedings will not have a material effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the names and ages of all executive officers of the Company, all positions and offices of the Company presently held by such persons, the commencement of the period of continuous service as an executive officer, and the business experience of each operating officer during the past 5 years.

                                           OFFICES WITH COMPANY AND BUSINESS EXPERIENCE DURING
           NAME               AGE                             PAST 5 YEARS
------------------------      ---         -----------------------------------------------------
George F. Baker               55          Chairman of the Board and Chief Executive Officer of
                                            the Company since April 1991; President of the
                                            Company since October 1991; a Managing Partner of
                                            Cambridge Capital Fund, L.P. since its formation in
                                            1988; a Managing Partner of Baker Nye Investments,
                                            L.P., since 1967.
E. Forrest Campbell, III      38          Vice President and Treasurer of the Company since
                                            June 1990; Assistant Treasurer of the Company since
                                            1985; various other positions with the Company
                                            since 1975.
Daniel R. Donham              41          Vice President and Controller of the Company since
                                            June 1990; Assistant Controller of the Company
                                            since 1985; various other positions with the
                                            Company since 1981.
Mark A. Owen                  46          President of Aero Corporation since June 1994;
                                            President of Safety Signal Systems 1993 to June
                                            1994; CEO of Tramco 1991 to 1993; various
                                            Management positions with BFGoodrich 1982 to 1991;
                                            aerospace engineer for Wright-Patterson Air Force
                                            base 1971 to 1982.
John H. Wilson                52          Director of the Company since July 1983. Served as
                                            interim President of the Company from April 1991
                                            until October 1991. Director of Capital Southwest
                                            Corporation and Encore Wire Corporation and has
                                            been President of U.S. Equity Corporation since
                                            1983.

     There are no family relationships between any of the executive officers.

     Executive officers of the Company are not elected for a fixed term but serve subject to the earlier of their resignation or removal by the Board of Directors and until their respective successors are elected and qualified.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $0.10 par value (the "Common Stock") is listed on the New York Stock Exchange ("NYSE"), the principal market in which these securities are traded. The Company's only listing agreement is with the NYSE. At March 23, 1995, the Company had 722 stockholders of record.

     The table below shows the high and low sales prices of the Common Stock as reported for the NYSE Composite Transactions for each quarter during the two most recent calendar years.

                       1ST QUARTER           2ND QUARTER           3RD QUARTER           4TH QUARTER
                    -----------------     -----------------     -----------------     -----------------
                     HIGH       LOW        HIGH       LOW        HIGH       LOW        HIGH       LOW
                    -------   -------     -------   -------     -------   -------     -------   -------
1994..............  $14.625   $12.625     $12.625   $11.000     $20.500   $10.750     $24.625   $17.250
1993..............  $18.000   $15.250     $17.750   $15.125     $17.750   $14.500     $15.500   $13.875

     The Company has not paid any cash dividends on its Common Stock, and its policy is to retain earnings for use in its business.

ITEM 6. SELECTED FINANCIAL DATA

                                                           YEARS ENDED DECEMBER 31
                                        -------------------------------------------------------------
                                          1994         1993         1992         1991         1990
                                        ---------    ---------    ---------    ---------    ---------
                                           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE FIGURES)
SUMMARY OF OPERATIONS:
Net sales.............................  $  32,098    $  30,910    $  25,612    $  22,048    $  16,193
Cost of sales.........................     27,586       26,455       22,474       22,886       19,298
Gross profit (loss)...................      4,512        4,455        3,138         (838)      (3,105)
Income (loss) before taxes............     (1,224)      (3,190)      (2,276)     (12,952)      (4,055)
Net income (loss).....................     (1,224)      (1,868)      (1,486)     (10,152)       3,050
Net income (loss) per share...........      (0.45)       (0.67)       (0.49)       (3.06)        0.90
Average shares outstanding............  2,698,615    2,781,174    3,063,774    3,315,550    3,389,141
Cash flow from operations.............      1,990       (2,001)       2,187       (1,433)      (9,081)
Capital expenditures..................        467        2,313        1,735        1,359          234
YEAR-END POSITION:
Total assets..........................     32,213       32,863       37,858       43,559       55,428
Working capital.......................     17,739       20,813       26,869       32,508       43,144
Current ratio.........................        4.5          5.7          7.6          7.8         10.7
Property, plant and
  equipment -- net....................      6,384        7,099        6,209        5,178        7,831
Common shareholders' equity...........     26,989       28,239       33,548       38,719       50,670
  Per share outstanding...............       9.97        10.44        11.49        12.16        15.25
YEAR-END STATISTICS:
Common shares outstanding.............  2,706,300    2,706,000    2,920,600    3,183,900    3,322,000
Number of shareholders................        740          793          867          938          998
Number of employees...................        512          528          538          522          390
Funded Backlog........................     21,874        3,938        6,630        9,576        8,187
Plant area (thousand sq. ft.).........        767          846          846          846          846

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Operating Results

     Consolidated sales totaled $32,098,000 for 1994, an increase of 4% over sales of $30,910,000 in 1993. Aircraft Maintenance segment sales increased by $3,221,000 to $25,403,000 in 1994, as a result of its continued expansion into the third party commercial aircraft maintenance market. Sales in the Ocean Systems segment declined by $1,706,000 to $3,822,000 in 1994. Revenues in the Ocean Systems segment have continued to decline as a result of defense spending reductions. Sales in the Electronics segment decreased from $3,201,000 in 1993 to $2,873,000 in 1994. Information about the Company's operations in each segment is summarized in Note I on page 17.

     Sales in 1993 increased by 21% over sales in 1992. As a result of increased commercial aircraft maintenance business and foreign military contracts, the Aircraft Maintenance segment's sales increased to $22,182,000 in 1993 from $13,914,000 in 1992. Sales in the Ocean Systems segment declined to $5,527,000 in 1993 from $9,235,000 in 1992 as a result of the decline in military business. Sales in the Electronics segment increased to $3,201,000 in 1993 from $2,463,000 in 1992.

     The Company recorded a loss from operations of $2,588,000 in 1994 compared to an operating loss of $4,140,000 in 1993. This improvement resulted from increased profitability (operating profit of $743,000 in 1994 compared to operating profit of $506,000 in 1993) in the Aircraft Maintenance segment, accomplished through stringent cost control measures coupled with an increase in sales volume. The Ocean Systems segment reduced operating losses (operating loss of $2,156,000 in 1994 compared to an operating loss of $2,859,000 in 1993) through cost containment. The Ocean Systems operating loss includes expenses of approximately $1,200,000 in 1994 and $800,000 in 1993 related to production of the CenturyMux streamer prototype. The Electronics segment's profitability improved (operating profit of $580,000 in 1994 compared to operating profit of $259,000 in 1993) despite lower sales volume, through improved operating efficiencies.

Reductions in corporate office general and administrative expenses ($1,672,000 in 1994 compared to $2,137,000 in 1993) provided additional improvement.

     The Company recorded a loss from operations of $4,140,000 in 1993 compared to an operating loss of $3,205,000 in 1992. As a result of an increase in sales volume, the Aircraft Maintenance segment reported an operating profit of $506,000 in 1993 compared to an operating loss of $2,466,000 in 1992. The Ocean Systems segment recorded a loss from operations of $2,589,000 in 1993 compared to an operating profit of $1,312,000 in 1992. The decline in the Ocean Systems segment's profitability resulted from declining military revenues coupled with research and development expenditures in 1993 totaling $1,936,000 compared to $285,000 in 1992. The Electronics segment reported an operating profit of $259,000 in 1993 compared to an operating profit of $313,000 in 1992. Corporate office general and administrative expenses totaled $2,137,000 in 1993 compared to $2,102,000 in 1992.

     Other income increased to $1,364,000 in 1994 from $950,000 in 1993. Other income includes gains on sales of fixed assets of $512,000 in 1994, $159,000 in 1993, and $185,000 in 1992 as well as interest earned of $791,000 in 1994, $610,000 in 1993 and $787,000 in 1992.

     The Company did not record a net income tax benefit related to the loss before income taxes recorded in 1994 since the Company has used all available loss carrybacks and any tax benefits resulting from losses must now be carried forward. The income tax benefit of $1,322,000 was recorded in 1993 since a carryback to 1990 was available. (See Note E on Page 15).

  Liquidity and Capital Resources

     During 1994, cash provided by operating activities totaled $1,990,000 compared to cash used in operating activities of $2,001,000 in 1993. Cash collected from recoverable income taxes of $4,596,000 in 1994 was the primary source of the cash. Increases in prepaid expenses and operating losses contributed to the negative cash flow in 1993. Collection of accounts receivable and recoverable income taxes were the primary sources of the cash provided by operations of $2,187,000 in 1992.

     The Company made capital expenditures during 1994 of approximately $467,000 compared to $2,313,000 and $1,735,000 in 1993 and 1992, respectively. The majority of the capital expenditures in 1994 relate to CenturyMux test equipment in the Ocean Systems segment. In 1993 and 1992 the majority of the expenditures relate to the Aircraft Maintenance segment and were made to renovate the Aero facility in Lake City, Florida. The Company will make capital and other expenditures during 1995 as conditions warrant. The Company believes its cash balances are sufficient to meet its short and long-term capital requirements.

     Cash and cash equivalents and marketable securities decreased from approximately $9,789,000 in 1993 to $9,456,000 in 1994. The decrease is primarily the result of capital expenditures ($467,000) and advances related to the joint venture, see Note M on page 21, ($2,500,000), offset by cash generated from operating activities ($1,990,000) and the sale of fixed assets ($712,000).

  Outlook

     Facing major revenue reductions as a result of defense cutbacks, in 1992 the Ocean Systems segment embarked upon an aggressive research and development program to develop a product to transition itself back into the commercial offshore geophysical market. During 1994 an extensive marketing campaign was pursued and in December of 1994, Hydroscience was awarded its first contract for the production and installation of its state-of-the-art CenturyMux seismic data acquisition system.

     The CenturyMux is a 2() diameter 24-bit digital seismic streamer. The Company believes this is the first major improvement in streamer technology in almost ten years. At the heart of this technology is the CenturyMux multiplexing telemetry. The Company believes other applications of this telemetry are available and opportunities are being vigorously pursued.

     In the military market, Hydroscience will continue to support its customer and to pursue new military business.

     In the Aircraft Maintenance segment, Aero is positioned for growth. Besides serving the foreign and domestic military markets, Aero has aggressively pursued the foreign and domestic commercial market. The Company has succeeded in gaining new customers in the commercial market such as passenger airlines, cargo carriers and private and corporate executive jets.

     During 1994 the Company made an investment in a joint venture that has developed a jet engine Hushkit for Boeing 737-100/200 aircraft.

     In the Electronics segment, Crystek will continue to manufacture and distribute microprocessor products and support its loyal customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Public Accountants..............................................    9
Consolidated Balance Sheets at December 31, 1994 and 1993.............................   10
Consolidated Statements of Operations and Retained Earnings for the Years Ended
  December 31, 1994, 1993, and 1992...................................................   11
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1994, 1993, and 1992...................................................   12
Notes to Consolidated Financial Statements............................................   13
Schedule VIII  -- Valuation and Qualifying Accounts..................................... 25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Whitehall Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Whitehall Corporation (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitehall Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas,
March 17, 1995

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         DECEMBER 31,
                                                                  ---------------------------
                                                                     1994            1993
                                                                  -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents.....................................  $ 9,456,314     $ 5,325,041
  Marketable securities.........................................           --       4,463,743
  Accounts receivable, net......................................    6,431,340       5,109,250
  Recoverable Federal income taxes..............................           --       3,909,970
  Inventories...................................................    6,303,726       4,702,265
  Prepaid expenses and other....................................      581,815       1,739,039
                                                                  -----------     -----------
          TOTAL CURRENT ASSETS..................................   22,773,195      25,249,308
PROPERTY, PLANT AND EQUIPMENT:
  Land..........................................................      499,022         682,499
  Buildings.....................................................    1,485,435       2,054,927
  Machinery and equipment.......................................   18,147,889      37,170,085
  Leasehold improvements........................................    6,263,118       6,225,124
                                                                  -----------     -----------
                                                                   26,395,464      46,132,635
  Allowances for depreciation and amortization..................   20,011,602      39,033,688
                                                                  -----------     -----------
                                                                    6,383,862       7,098,947
NOTES RECEIVABLE FROM EMPLOYEES.................................      556,213         515,012
OTHER NOTES RECEIVABLE..........................................    2,500,000              --
                                                                  -----------     -----------
          TOTAL ASSETS..........................................  $32,213,270     $32,863,267
                                                                  ===========     ===========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities......................  $ 4,098,253     $ 3,559,539
  Accrued environmental costs...................................      735,679         538,231
  Deferred income tax liability.................................      200,453         338,601
                                                                  -----------     -----------
          TOTAL CURRENT LIABILITIES.............................    5,034,385       4,436,371
DEFERRED INCOME TAX LIABILITY...................................      189,965         112,983
OTHER NON-CURRENT LIABILITIES...................................           --          75,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $5.00 par value:
     Authorized 500,000 shares -- none issued...................           --              --
  Common stock, $.10 par value:
     Authorized 5,000,000 shares, issued 3,787,956 and 3,773,756
       at December 31, 1994 and 1993............................      378,696         377,376
  Additional paid-in capital....................................    1,200,391       1,053,211
  Retained earnings.............................................   41,555,115      42,779,163
                                                                  -----------     -----------
                                                                   43,134,202      44,209,750
  Less -- treasury stock (1,080,656 and 1,067,756 shares at
     December 31, 1994 and 1993), at cost.......................  (16,145,282)    (15,970,837)
                                                                  -----------     -----------
                                                                   26,988,920      28,238,913
                                                                  -----------     -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............  $32,213,270     $32,863,267
                                                                  ===========     ===========

      The accompanying notes are an integral part of these balance sheets.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                                    DECEMBER 31,
                                                      ----------------------------------------
                                                         1994           1993           1992
                                                      ----------     ----------     ----------
Net sales:
  Products.......................................... $ 6,695,344    $ 8,728,685    $11,697,469
  Services..........................................  25,402,912     22,181,584     13,914,318
                                                     -----------    -----------    -----------
                                                      32,098,256     30,910,269     25,611,787
Cost of sales:
  Products..........................................   4,470,996      6,763,504      7,721,388
  Services..........................................  23,114,688     19,691,031     14,752,681
                                                     -----------    -----------    -----------
                                                      27,585,684     26,454,535     22,474,069
          GROSS PROFIT..............................   4,512,572      4,455,734      3,137,718
Selling, engineering and administrative.............   7,100,198      8,595,688      6,342,402
                                                     -----------    -----------    -----------
          LOSS FROM OPERATIONS......................  (2,587,626)    (4,139,954)    (3,204,684)
Other income, net...................................   1,363,578        950,385        928,338
                                                     -----------    -----------    -----------
          LOSS BEFORE INCOME TAXES..................  (1,224,048)    (3,189,569)    (2,276,346)
Income tax benefit..................................          --      1,322,000        790,000
                                                     -----------    -----------    -----------
          NET LOSS..................................  (1,224,048)    (1,867,569)    (1,486,346)
Retained earnings at beginning of year..............  42,779,163     44,646,732     46,133,078
          RETAINED EARNINGS AT END OF
            YEAR.................................... $41,555,115    $42,779,163    $44,646,732
                                                     ===========    ===========    ===========
Net loss per share.................................. $     (0.45)   $     (0.67)   $     (0.49)
                                                     -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    DECEMBER 31,
                                                       ---------------------------------------
                                                          1994          1993          1992
                                                       ----------    ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................... $(1,224,048)  $(1,867,569)  $ (1,486,346)
  Adjustments to reconcile net loss to cash provided
     by (used in) operating activities --
     Depreciation and amortization...................     982,136     1,113,903        704,208
     Gain on sale of fixed assets....................    (511,698)     (159,450)      (185,000)
     Changes in operating assets and liabilities --
       Accounts receivable, net......................  (1,322,090)      352,091      1,661,386
       Recoverable Federal income taxes..............   3,909,970    (1,801,882)     2,201,995
       Deferred income taxes.........................      76,982     1,216,399        175,274
       Inventories...................................  (1,601,462)      305,246       (879,171)
       Prepaid expenses and other....................   1,157,224    (1,290,085)       119,308
       Other non-current assets......................          --       154,626        404,852
       Accounts payable and accrued expenses.........     598,014       (12,656)      (687,464)
       Other liabilities.............................     (75,000)      (12,017)       158,007
                                                      -----------   -----------   ------------
          Total adjustments..........................   3,214,076      (133,825)     3,673,395
                                                      -----------   -----------   ------------
          CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES...............................   1,990,028    (2,001,394)     2,187,049
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of marketable securities.....................   4,463,743     5,924,840             --
  Purchases of marketable securities.................          --            --    (10,388,583)
  Capital expenditures...............................    (467,029)   (2,313,452)    (1,734,779)
  Notes Receivable...................................  (2,541,201)           --             --
  Proceeds from sale of fixed assets.................     711,677       469,103        185,000
                                                      -----------   -----------   ------------
          CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES...............................   2,167,190     4,080,491    (11,938,362)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock from exercise of
     stock options...................................     148,500            --             --
  Purchases of treasury stock........................    (174,445)   (3,441,489)    (3,684,864)
                                                      -----------   -----------   ------------
          CASH USED IN FINANCING
            ACTIVITIES...............................     (25,945)   (3,441,489)    (3,684,864)
                                                      -----------   -----------   ------------
Net increase (decrease) in cash and cash
  equivalents........................................   4,131,273    (1,362,392)   (13,436,177)
Cash and cash equivalents at beginning of period.....   5,325,041     6,687,433     20,123,610
                                                      -----------   -----------   ------------
Cash and cash equivalents at end of period........... $ 9,456,314   $ 5,325,041   $  6,687,433
                                                      ===========   ===========   ============
SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
  Income taxes....................................... $        --   $        --   $    554,841
  Interest........................................... $    19,129   $    17,753   $     19,789
Cash received during the year for:
  Income taxes....................................... $ 4,596,378   $ 1,828,746   $  4,195,076

   The accompanying notes are an integral part of these financial statements.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ACCOUNTING POLICIES AND PRACTICES

     Consolidation: The consolidated financial statements of Whitehall Corporation and subsidiaries (the "Company") include the accounts of all subsidiaries after elimination of intercompany accounts and transactions.

     Reclassifications: Certain reclassifications have been made to 1993 and 1992 amounts to conform with the 1994 presentation.

     Long-Term Contracts: Revenue on long-term contracts, principally U.S. Government defense contracts, is recognized using the percentage of completion or unit of delivery method. On contracts where the percentage of completion method is applied, revenue and income is accrued in the proportion that costs incurred bear to management's estimate of total contract costs. Any known or anticipated losses are provided for currently.

     Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with credit worthy financial institutions and, thus, limits the amount of credit exposure to any one entity. The Company's customer base is comprised primarily of the U.S. and foreign governments and air transport companies located throughout the world.

     Inventories: Inventories are carried at average cost, not in excess of market.

     Property, Plant and Equipment: Property, plant and equipment is stated at cost. Provisions for depreciation and amortization have been computed generally using the straight-line method over the estimated useful lives of the assets.

     Research and Development: Research and development costs are included in selling, engineering and administrative expenses and amounted to approximately $1,993,000 in 1994, $1,936,000 in 1993 and $285,000 in 1992.

     Federal Income Taxes: The Company accounts for income taxes using an asset and liability approach for financial accounting and income tax reporting. Deferred tax liabilities and assets are recognized for the estimated future tax effects attributable to temporary differences and carryforwards and are adjusted whenever tax rates or other provisions of income tax statutes change.

     The Company and all domestic subsidiaries file a consolidated Federal income tax return. Deferred Federal income taxes have been provided for temporary differences between tax and financial reporting resulting primarily from depreciation provisions, allowances and expense accruals.

     Per Share Amounts: Per share computations are based on the weighted average number of common shares outstanding of 2,698,615 in 1994, 2,781,174 in 1993, and 3,063,774 in 1992.

     Joint Venture Investment: See Note M on page 21.

     Cash Equivalents: Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less.

     Marketable Securities: Marketable securities are recorded at cost, which approximates market. Such securities are classified as current as management intends to hold these bonds only in the short-term and plans to use the funds in operations as needed.

     Treasury Shares: During 1991, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. An additional authorization of 250,000 shares was made by the Board of Directors in March 1993. As of December 31, 1994, a total of 628,900 shares had been purchased under these

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE A -- ACCOUNTING POLICIES AND PRACTICES -- (CONTINUED) authorizations. The Company acquired 12,900, 214,600, and 263,300 shares of its common stock in 1994, 1993, and 1992, at prices averaging $13.52, $16.03, and $14.00 per share, respectively.

     Other Income: Other income includes interest earned of $791,000 in 1994, $610,000 in 1993, and $787,000 in 1992. Other income also includes gains on sales of fixed assets of $512,000 in 1994, $159,000 in 1993, and $185,000 in
1992.

     Employee Benefits: The Company offers no significant post-employment or post-retirement benefits.

NOTE B -- ACCOUNTS RECEIVABLE, NET

     Accounts receivable were as follows:

                                                                           DECEMBER 31,
                                                                      -----------------------
                                                                        1994          1993
                                                                      ---------     ---------
Receivables from U.S. Government:
  Accrued sales not billed..........................................  $  462,320    $  484,225
  Billed............................................................     329,757       348,382
                                                                      ----------    ----------
                                                                         792,077       832,607
Receivables from foreign governments................................       9,644       648,636
Commercial accounts.................................................   6,487,229     4,456,461
                                                                      ----------    ----------
                                                                       7,288,950     5,937,704
Less -- allowance for doubtful accounts.............................     857,610       828,454
                                                                      ----------    ----------
                                                                      $6,431,340    $5,109,250
                                                                      ==========    ==========

     Accrued sales not billed will be billed on the basis of contract terms and deliveries. All accrued amounts at December 31, 1994, are expected to be billed and collected in 1995.

NOTE C -- INVENTORIES

     The components of inventories were as follows:

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1994           1993
                                                                      ----------     ----------
Finished goods......................................................  $  965,630     $1,150,406
Work in process.....................................................     781,761        300,754
Raw materials.......................................................   4,556,335      3,251,105
                                                                      ----------     ----------
                                                                      $6,303,726     $4,702,265
                                                                      ==========     ==========

     Costs included in inventories include raw materials and related labor and overhead costs.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE D -- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities were as follows:

                                                                       DECEMBER 31,
                                                                  -----------------------
                                                                    1994          1993
                                                                  ---------     ---------
    Accounts payable............................................ $3,487,647    $2,943,924
    Salaries, wages and payroll taxes...........................    610,606       615,615
                                                                 ----------    ----------
                                                                 $4,098,253    $3,559,539
                                                                 ==========    ==========

NOTE E -- INCOME TAXES

                                                  YEAR ENDED DECEMBER 31,
                           ----------------------------------------------------------------------
                                  1994                    1993                      1992
                           ------------------   ------------------------   ----------------------
                           CURRENT   DEFERRED     CURRENT      DEFERRED      CURRENT     DEFERRED
                           -------   --------   -----------   ----------   -----------   --------
    Federal..............  $62,000    (62,000)  $(2,845,000)  $1,523,000   $(1,406,000)  $616,000
    State................       --         --            --           --            --         --
                           -------   --------   -----------   ----------   -----------   --------
                           $62,000    (62,000)  $(2,845,000)  $1,523,000   $(1,406,000)  $616,000
                           =======   ========   ===========   ==========   ===========   ========

     The benefit for income taxes differs from the amount computed by applying the Federal income tax rate to income before income taxes. The following table summarizes the reasons for this difference:

                                                               YEAR ENDED DECEMBER 31,
                                                         -----------------------------------
                                                           1994          1993         1992
                                                         ---------    ----------    --------
    Income tax benefit at statutory rate...............  $ 416,000    $1,084,000    $774,000
    Tax-exempt interest income.........................      4,000       133,000      89,000
    Research and development tax credit................         --       172,000          --
    Alternative minimum tax............................    (62,000)           --          --
    Change in deferred tax allowance...................   (343,000)     (164,000)         --
    Other items -- net.................................    (15,000)       97,000     (73,000)
                                                         ---------    ----------    --------
                                                         $      --    $1,322,000    $790,000
                                                         =========    ==========    ========

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE E -- INCOME TAXES -- (CONTINUED)
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1994 and 1993 are as follows:

                                                                       1994         1993
                                                                     --------     --------
    Deferred tax assets:
      Short-term--
         Uniform cost capitalization...............................  $215,000     $226,000
         Expense accruals not deducted for tax purposes............   403,000      234,000
                                                                     --------     --------
              Total short-term.....................................   618,000      460,000
      Long-term--
         Other.....................................................   239,000       54,000
                                                                     --------     --------
         Total deferred tax assets.................................   857,000      514,000
      Less -- Valuation allowance..................................  (857,000)    (514,000)
                                                                     --------     --------
              Net deferred tax asset...............................        --           --
                                                                     ========     ========
    Deferred tax liabilities--
      Short-term--
         Costs deducted for tax purposes...........................   200,000      339,000
      Long-term--
         Difference for depreciation of property, plant, and
           equipment...............................................   190,000      113,000
                                                                     --------     --------
              Total deferred tax liability.........................  $390,000     $452,000
                                                                     ========     ========

NOTE F -- STOCK OPTION PLANS

     In May 1992, the stockholders approved the Whitehall Corporation Incentive Stock Option Plan ("Incentive Plan") and the Whitehall Corporation Non-Employee Directors Stock Option Plan ("Directors Plan"). The Incentive Plan provides for the grant of incentive stock options for up to 325,000 shares of Common Stock to key employees. The Directors Plan provides for the grant of incentive stock options for up to 65,000 shares of Common Stock to non-employee Directors of the Company. Under the Plans, the exercise price for stock options will not be less than the fair market value of the optioned stock at the date of grant. The options granted generally become exercisable over a five-year period beginning one year from the date of grant. At December 31, 1994, 68,800 options were exercisable. The option period under both Plans may not be more than ten years from the date the option is granted. Transactions involving the Plans are summarized as follows:

                                                                        1994        1993
                                                                      --------     -------
    Options outstanding January 1...................................   272,000     272,000
    Options granted ($11.875-$12.625 per share).....................    50,000      10,000
    Options canceled ($11.25-$17.00 per share)......................  (106,800)    (10,000)
    Options exercised ($11.25 per share)............................   (13,200)         --
                                                                      --------     -------
    Options outstanding December 31 ($11.25-$17.00 per share).......   202,000     272,000
                                                                      ========     =======

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE G -- SAVINGS PLAN

     The Company implemented a voluntary 401(k) savings plan for eligible employees (as defined by the Plan document) effective September 1, 1992. The Company contributed $50 per enrolling employee in 1994 and 1993 and may make future matching contributions at its discretion. Total Company contributions in 1994 and 1993 were approximately $1,300 in each year. The Company's contributions vest over a six-year period.

NOTE H -- LEASES

     Total rental expense amounted to approximately $219,064 in 1994, $318,000 in 1993, and $337,000 in 1992.

     The aggregate future minimum rental commitments as of December 31, 1994, for all noncancelable operating leases are as follows:

        1995............................................................. $  168,772
        1996.............................................................     29,244
        1997.............................................................     24,000
        1998.............................................................     25,000
        1999.............................................................     30,000
                                                                          ----------
        Thereafter.......................................................  1,891,666
                                                                          ----------
                                                                          $2,168,682
                                                                          ==========

NOTE I -- INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

     The Company operates in three segments: Ocean Systems, Aircraft Maintenance and Electronics. Operations of the Ocean Systems segment include the manufacture and sale of underwater sensing systems used for naval surveillance and offshore geophysical surveys. The Aircraft Maintenance segment rebuilds and modifies aircraft airframes and electronic systems. The Electronics segment manufactures and markets quartz crystals and oscillators.

     Operating profit represents total revenue less operating expenses, excluding general corporate expenses and interest expense. Total revenue for the segments includes interest income earned by the segments of approximately $1,400, $4,000, and $107,000 in 1994, 1993 and 1992, respectively. Identifiable assets are those assets used in each segment. Corporate assets are principally cash and prepaid items.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE I -- INDUSTRY SEGMENTS AND MAJOR CUSTOMERS -- (CONTINUED)
     Information about the Company's operations in the different segments is summarized as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1994        1993        1992
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Sales:
      Ocean Systems........................................ $ 3,822     $ 5,527     $ 9,235
      Aircraft Maintenance.................................  25,403      22,182      13,914
      Electronics..........................................   2,873       3,201       2,463
                                                            -------     -------     -------
                                                            $32,098     $30,910     $25,612
                                                            =======     =======     =======
    Operating profit and income (loss) before taxes:
      Ocean Systems........................................ $(2,156)    $(2,859)    $ 1,312
      Aircraft Maintenance.................................     743         506      (2,466)
      Electronics..........................................     580         259         313
                                                            -------     -------     -------
                                                            $  (833)    $(2,094)    $  (841)
                                                            =======     =======     =======
    Corporate:
      Interest income...................................... $   791     $   606     $   680
      Gain on sale of assets...............................     512         447          --
      General and administrative expenses..................  (1,672)     (2,137)     (2,102)
      Interest expense.....................................     (22)        (12)        (13)
                                                            -------     -------     -------
         Loss before taxes................................. $(1,224)    $(3,190)    $(2,276)
                                                            =======     =======     =======
    Identifiable assets:
      Ocean Systems........................................ $ 4,934     $ 6,349     $ 5,836
      Aircraft Maintenance.................................  14,520      10,120      12,902
      Electronics..........................................   1,747       1,744       1,948
      Corporate............................................  11,012      14,650      17,172
                                                            -------     -------     -------
                                                            $32,213     $32,863     $37,858
                                                            =======     =======     =======
    Depreciation and amortization:
      Ocean Systems........................................ $   153     $    72     $     5
      Aircraft Maintenance.................................     757         717         599
      Electronics..........................................      33         262          48
      Corporate............................................      39          63          52
                                                            -------     -------     -------
                                                            $   982     $ 1,114     $   704
                                                            =======     =======     =======
    Capital expenditures:
      Ocean Systems........................................ $   275     $   617     $    69
      Aircraft Maintenance.................................     164       1,456       1,565
      Electronics..........................................      28          25          76
      Corporate............................................      --         215          25
                                                            -------     -------     -------
                                                            $   467     $ 2,313     $ 1,735
                                                            =======     =======     =======

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE I -- INDUSTRY SEGMENTS AND MAJOR CUSTOMERS -- (CONTINUED)
Sales to U.S. Government agencies were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1994        1993        1992
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Ocean Systems.......................................... $ 3,137     $ 3,355     $ 7,797
    Aircraft Maintenance...................................       7       1,124         959
    Electronics............................................      --          --          --
                                                            -------     -------     -------
                                                            $ 3,144     $ 4,479     $ 8,756
                                                            =======     =======     =======

     The Company has four customers that account for at least 10% of 1994 consolidated revenues: the United States Government, Emery Worldwide, Southern Air Transport and ValuJet. The United States Government accounted for approximately 10% of consolidated net sales in 1994, 14% of consolidated net sales in 1993, and 34% of consolidated net sales in 1992. Such contracts are subject to termination at the convenience of the Government. Emery Worldwide accounted for 25% of consolidated net sales in 1994, 27% of consolidated net sales in 1993, and 11% of consolidated net sales in 1992. Southern Air Transport accounted for approximately 18% of consolidated net sales in 1994, 6% of consolidated net sales in 1993, and 19% of consolidated net sales in 1992. ValuJet accounted for approximately 11% of consolidated net sales in 1994. The Mexican Government accounted for approximately 3% of consolidated net sales in 1994, and 13% of consolidated net sales in 1993.

NOTE J -- SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                QUARTER ENDED
                                                   ----------------------------------------
                                                   MAR. 31    JUNE 30    SEP. 30    DEC. 31     TOTAL
                                                   -------    -------    -------    -------    -------
                                                   (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
1994:
  Net sales......................................  $5,554     $ 9,233    $ 8,698    $ 8,613    $32,098
  Gross profit...................................     585       1,405      1,104      1,418      4,512
  Net income (loss)..............................    (959)       (284)      (172)       191     (1,224)
  Net income (loss) per common share.............  $(0.36)    $ (0.11)   $ (0.06)   $  0.07    $ (0.45)
1993:
  Net sales......................................  $6,400     $ 8,722    $ 8,079    $ 7,709    $30,910
  Gross profit...................................     903       1,436      1,236        881      4,456
  Net loss.......................................    (330)       (316)       (69)    (1,153)    (1,868)
  Net loss per common share......................   (0.11)      (0.11)     (0.03)     (0.42)     (0.67)

NOTE K -- COMMITMENTS AND CONTINGENCIES

     On May 10, 1991, an action was filed in the District Court of Dallas County, Texas, by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that (i) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and were the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. On August 17, 1994, the defendants were granted a partial summary judgment. On October 24, 1994, Mr. Webster filed a third amended petition and alleged the following causes of action: Tortious interference with contractual relations against Cambridge Capital Fund, L.P., and directors George F. Baker and John J. McAtee; intentional infliction of emotional distress, and breach of oral contracts. The third

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE K -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED) amended petition sought compensatory and punitive damages in excess of $35 million. On January 12, 1995 the Court entered an abatement on one of the breach of oral contract claims against the Company and entered a summary judgment, in favor of the defendants, on all remaining claims alleged by Mr. Webster. The Company anticipates that Mr. Webster will appeal the summary judgment when it becomes a final judgment. Management intends to vigorously defend any appeal.

     On September 22, 1992, Mr. Webster filed an action in the District Court of Dallas County, Texas, against First City, Texas-Dallas ("First City"), the Company and an employee of the Company. As receiver for First City, the Federal Deposit Insurance Corporation has intervened and removed this case to the U.S. District Court for the Northern District of Texas. The petition alleged, among other things, that (i) the Company interfered with Mr. Webster's existing and prospective contractual relationship with the employee and First City, a national banking institution; (ii) the Company has converted to its own use the employee's Company stock which allegedly was owned by Mr. Webster; (iii) the Company, First City and the employee conspired to commit fraud against Mr. Webster; and (iv) the actions of the Company, First City, and the employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. By orders dated June 2, 1994, the Company was granted a summary judgment on all claims alleged by Mr. Webster. The Company anticipates that Mr. Webster will appeal the summary judgment when it becomes a final judgment. Management intends to vigorously defend any appeal.

     On January 11, 1993, Mr. Webster filed an action in the District Court of Dallas County, Texas, against NationsBank of Texas, N.A., the Company and a former employee of the Company. As receiver for First Republic Bank Dallas, N.A., the Federal Deposit Insurance Corporation has intervened and removed this case to the U.S. District Court for the Northern District of Texas. The petition alleged, among other things, that (i) the Company has converted to its own use the former employee's Company stock which allegedly was owned by Mr. Webster;
(ii) the Company, NationsBank and the former employee conspired to commit fraud against Mr. Webster; and (iii) the actions of the Company, NationsBank and the former employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. On April 29, 1994, the Company's motion for summary judgment was granted by the court and this case was dismissed. Mr. Webster filed an appeal of this case. On September 16, 1994 the appeals court dismissed this case for lack of prosecution.

     Aero has been subject to Environmental Protection Agency ("EPA") regulations at the Lake City, Florida facility. The Company does not anticipate any material direct effects upon the capital expenditures, earnings and competitive position of the Company from compliance with present Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does expect, however, that compliance with such regulations will require, from time to time, both increased operating costs and capital expenditures which may be substantial. As of December 31, 1994 and 1993, the Company had reserved approximately $736,000 and $538,000 respectively for anticipated environmental remediation costs at the Aero facility. The increase in accrued environmental remediation costs was based on additional information obtained relating to the nature and extent of required remediation. The Company will install a clay barrier over one section of the leased property and is currently performing additional testing to determine whether another clay barrier will be required over a second section of the property. Other remaining costs to be incurred will include testing and monitoring to be performed over a 20 to 30 year period. Actual costs to be incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. These uncertainties

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE K -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED) include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

     The Company is also involved in certain legal proceedings in the normal course of its business.

     After consultation with counsel, management is of the opinion that the outcome of the above-mentioned proceedings will not have a material effect on the financial position or results of operations of the Company.

     To comply with the financial assurances required by the Florida Department of Environmental Protection (FDEP), the Company requested and a bank issued a standby letter of credit in favor of the FDEP. This letter of credit meets all conditions required by the FDEP.

NOTE L -- RELATED PARTY TRANSACTIONS

     Notes receivable from employees consist of demand promissory notes executed between 1986 and 1990 by two officers of the Company. The notes bear interest at 8%.

     A company owned by an officer of the Company was paid $9,000 in 1994 and $66,000 in 1993 for facilities and services provided in connection with Company functions held for personnel and clients.

     The Company paid $18,400 in 1994 in consulting fees to a member of the Board of Directors. The Company paid $101,000 in 1992 in consulting fees to a member of the Board of Directors. A former officer of the Company served as a consultant to the Company prior to becoming an officer and received $74,000 in 1992 for such services.

NOTE M -- JOINT VENTURE INVESTMENT

     During 1994, the Company obtained 40% ownership of a joint venture involved in the development of aircraft-related technology for an investment of $1,000. The Company obtained a promissory note for an advance of $2,000,000 to the joint venture. The principal balance of the promissory note accrues interest at a maximum rate of 5% per annum, and the principal balance with accrued interest are due January 5, 1999. The note is secured by certain assets of the joint venture. The Company also advanced $500,000 to another partner of the joint venture. This advance is payable with interest at a rate of prime plus 1% per annum in five equal monthly installments beginning March 31, 1995.

     Summarized financial information for the joint venture as of December 31, 1994, is as follows:

    Current assets........................................................... $8,137,000
    Non-current assets.......................................................    798,000
    Current liabilities......................................................  4,073,000
    Long-term debt...........................................................  2,000,000
    Partners' capital........................................................  2,862,000

     For the period of inception (January 5, 1994) through December 31, 1994:

    Net sales................................................................ $1,545,000
    Cost and expenses........................................................  1,684,000
    Net loss.................................................................    139,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the Executive Officers of the Registrant is contained in Part I of this Annual Report under the caption "Executive Officers of the Registrant." Information with respect to the Directors of the Registrant is contained in the definitive proxy statement under the captions "Election of Directors," "Nominees for Election as Directors," "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     "Executive Compensation" in the definitive proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the definitive proxy statement are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Certain Relationships and Related Transactions" in the definitive proxy statement are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

     Consolidated Balance Sheets at December 31,
     1994 and 1993
     Consolidated Statements of Income and Retained
     Earnings for the
       years ended December 31, 1994, 1993 and 1992
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1994, 1993 and 1992
     Notes to Consolidated Financial Statements

     2. The following consolidated financial statement schedule of the Company and its subsidiaries is included herewith on page 25:

Schedule   VIII -- Valuation and qualifying accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. EXHIBITS

                   INCORPORATED
    EXHIBIT       BY REFERENCE TO      DESCRIPTION
    -------     -------------------    ----
       (3)      Form 10-K              a.   Restated Certificate of Incorporation
                December 31, 1987
                --                     b.   Restated bylaws
      (10)                                  Material contracts
                Form 10-K              a.   Resolutions adopted by the Compensation Committee of the
                December 31, 1987           Board of Directors of Whitehall Corporation on March 14,
                                            1988, approved by the full Board of Directors on March
                                            22, 1988, relating to benefits payable to survivors of
                                            Mr. Lee D. Webster.
                Form 10-K              b.   Whitehall Corporation Management Security Agreement
                December 31, 1974
                Form 10-K              c.   Whitehall Corporation Incentive Stock Option Plan
                December 31, 1992
                Form 10-K              d.   Whitehall Corporation Non-Employee Directors Stock
                December 31, 1992           Option Plan, as amended by Amendment No. 1 thereto
                Form 10-K              e.   Lease between Aero Corporation and City of Lake City,
                December 31, 1992           Florida dated December 30, 1992
      (22)      --                     Subsidiaries of the Registrant
      (23)      --                     Consent of Independent Public Accountants
      (27)                             Financial Data Schedule

     The Registrant will furnish, upon request, a copy of any Exhibit upon the payment of its reasonable expenses for duplicating and mailing such Exhibit.

     (b) Reports on Form 8-K

     The Company has not filed a report on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WHITEHALL CORPORATION

                                            By   /s/  GEORGE F. BAKER
                                                      George F. Baker
                                            Chairman of the Board and President
Date:                , 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                    DATE
---------------------------------------------   ------------------------------  ---------------

          /s/  GEORGE F. BAKER                  Chairman of the Board and                , 1995
               George F. Baker                    President (Principal
                                                  executive officer)

     /s/  E. FORREST CAMPBELL, III              Vice President and Treasurer             , 1995
          E. Forrest Campbell, III                (Principal financial
                                                  officer)

         /s/  DANIEL R. DONHAM                  Vice President and Controller            , 1995
              Daniel R. Donham                    (Principal accounting
                                                  officer)

          /s/  BRUCE C. CONWAY                  Director                                 , 1995
               Bruce C. Conway

         /s/  ARTHUR H. HUTTON                  Director                                 , 1995
              Arthur H. Hutton

        /s/  JOHN J. McATEE, JR.                Director                                 , 1995
             John J. McAtee, Jr.

          /s/  JACK S. PARKER                   Director                                 , 1995
               Jack S. Parker

          /s/  LEWIS S. WHITE                   Director                                 , 1995
               Lewis S. White

        /s/  JOHN H. WILSON, III                Director                                 , 1995
             John H. Wilson, III

                                                                   SCHEDULE VIII

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                               COL. C
                                                     --------------------------
                                       COL. B                ADDITIONS
                                      ---------      --------------------------
                                       BALANCE        CHARGED                            COL. D              COL. E
               COL. A                    AT          TO COSTS      CHARGED TO        --------------      --------------
            -----------               BEGINNING         AND      OTHER ACCOUNTS        DEDUCTIONS        BALANCE AT END
            DESCRIPTION               OF PERIOD      EXPENSES       DESCRIBE            DESCRIBE           OF PERIOD
           ------------               ---------      ---------   --------------      --------------      --------------
YEAR ENDED DECEMBER 31, 1994:
  Reserves and allowances deducted
     from asset accounts --
     Allowance for uncollectible
       accounts..................... $  828,454      $  93,848       $  --              $    64,692(1)      $   857,610
     Allowance for obsolete
       inventory....................     28,942             --          --                   28,942(4)               --
                                     ----------      ---------       -------            -----------         -----------
          Totals.................... $  857,396      $  93,848       $  --              $    93,634             857,610
                                     ==========      =========       =======            ===========         ===========
  Accrued environmental cost........ $  538,231      $ 415,871       $  --              $   218,423(3)      $   735,679
                                     ==========      =========       =======            ===========         ===========
YEAR ENDED DECEMBER 31, 1993:
  Reserves and allowances deducted
     from asset accounts --
     Allowance for uncollectible
       accounts..................... $1,492,189      $ 127,440       $  --              $   791,175(1)      $   828,454
     Allowance for obsolete
       inventory....................    821,431             --          --                  792,489(2)           28,942
                                     ----------      ---------       -------            -----------         -----------
          Totals.................... $2,313,620      $ 127,440       $  --              $ 1,583,664         $   857,396
                                     ==========      =========       =======            ===========         ===========
  Accrued environmental cost........ $  886,980             --       $  --              $   348,749(3)      $   538,231
                                     ==========      =========       =======            ===========         ===========
YEAR ENDED DECEMBER 31, 1992:
  Reserves and allowances deducted
     from asset accounts --
     Allowance for uncollectible
       accounts..................... $1,424,189      $ 275,314       $  --              $   207,314(1)     $  1,492,189
     Allowance for obsolete
       inventory....................  3,012,249        191,161          --                2,381,979(2)          821,431
                                     ----------      ---------       -------            -----------         -----------
          Totals.................... $4,436,438      $ 466,475       $  --              $ 2,589,293         $ 2,313,620
                                     ==========      =========       =======            ===========         ===========
  Accrued environmental cost........ $1,232,506            --        $  --              $   345,526(3)      $   886,980
                                     ==========      =========       =======            ===========         ===========

---------------

(1) Uncollectible accounts written off, net of recoveries.

(2) Disposal of inventory.

(3) Environmental clean-up costs incurred.

(4) Inventory cost adjustments.

                              INDEX TO EXHIBITS

                   INCORPORATED
    EXHIBIT       BY REFERENCE TO      DESCRIPTION
    -------     -------------------    ----
       (3)      Form 10-K              a.   Restated Certificate of Incorporation
                December 31, 1987
                --                     b.   Restated bylaws
      (10)                                  Material contracts
                Form 10-K              a.   Resolutions adopted by the Compensation Committee of the
                December 31, 1987           Board of Directors of Whitehall Corporation on March 14,
                                            1988, approved by the full Board of Directors on March
                                            22, 1988, relating to benefits payable to survivors of
                                            Mr. Lee D. Webster.
                Form 10-K              b.   Whitehall Corporation Management Security Agreement
                December 31, 1974
                Form 10-K              c.   Whitehall Corporation Incentive Stock Option Plan
                December 31, 1992
                Form 10-K              d.   Whitehall Corporation Non-Employee Directors Stock
                December 31, 1992           Option Plan, as amended by Amendment No. 1 thereto
                Form 10-K              e.   Lease between Aero Corporation and City of Lake City,
                December 31, 1992           Florida dated December 30, 1992
      (22)      --                     Subsidiaries of the Registrant
      (23)      --                     Consent of Independent Public Accountants
      (27)                             Financial Data Schedule