Form 10-K/A
WHITEHALL CORP
filed 1995-03-31
CIK 106827

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                 FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      AMENDMENT TO APPLICATION OR REPORT


                   Filed Pursuant to Section 13 or 15(d) of


                     THE SECURITIES EXCHANGE ACT OF 1934


                            Whitehall Corporation


                               AMENDMENT NO. 1


        The Undersigned registrant hereby amends the following item of its 1994 Annual Report on Form 10-K as set forth in the page attached hereto:

          Signatures Page               Revised to include signature date

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                Whitehall Corporation


                                By  /s/  E. FORREST CAMPBELL, III
                                ---------------------------------------
                                         E. Forrest Campbell, III
                                       Vice President and Treasurer
                                        Principal financial officer

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

Date: March 29, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                  SIGNATURE                                 TITLE                    DATE
---------------------------------------------   ------------------------------  ---------------

            /s/  GEORGE F. BAKER                Chairman of the Board and        March 29, 1995
               George F. Baker                    President (Principal
                                                  executive officer)

         /s/  E. FORREST CAMPBELL, III          Vice President and Treasurer     March 29, 1995
           E. Forrest Campbell, III              (Principal financial
                                                  officer)

            /s/  DANIEL R. DONHAM               Vice President and Controller    March 29, 1995
               Daniel R. Donham                   (Principal accounting
                                                  officer)

            /s/  BRUCE C. CONWAY                Director                         March 29, 1995
               Bruce C. Conway

           /s/  ARTHUR H. HUTTON                Director                         March 29, 1995
              Arthur H. Hutton

          /s/  JOHN J. McATEE, JR.              Director                         March 29, 1995
             John J. McAtee, Jr.

             /s/  JACK S. PARKER                Director                         March 29, 1995
               Jack S. Parker

            /s/  LEWIS S. WHITE                 Director                         March 29, 1995
               Lewis S. White

          /s/  JOHN H. WILSON, III              Director                         March 29, 1995
             John H. Wilson, III