Form 10-Q
period 1995-03-31
WHITEHALL CORP
filed 1995-05-15
CIK 106827

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                ---------------

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995


                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 1-5483



                             WHITEHALL CORPORATION
                             ---------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                            41-0838460
         --------                                            ----------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                          Identification Number)


2659 NOVA DRIVE, DALLAS, TEXAS
Mailing Address:  P.O. Box 29709, Dallas, Texas                      75229
- --------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)



        Registrant's telephone number, including area code  214-247-8747
                                                           --------------


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


Yes   X      No
     ---        ---

Number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995

                   Common Stock, $0.10 par value:  2,708,300

                                     INDEX

                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1995

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                                                                                                         PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets
                     March 31, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . .  1

             Condensed Consolidated Statements of Operations
                     Three months ended March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . .  2

             Consolidated Statements of Cash Flows
                     Three months ended March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . .  3

             Notes to Condensed Consolidated Financial Statements
                     March 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

Item 2.  Management`s Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . .  8

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

PART I. FINANCIAL INFORMATION

WHITEHALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)


                                                                                             March 31,          December 31,
ASSETS                                                                                         1995                1994
                                                                                            -----------         ------------
CURRENT ASSETS
  Cash and cash equivalents                                                               $   8,568,000       $   9,456,000
  Accounts receivable, net                                                                   10,200,000           6,431,000

  Inventories:
    Finished products                                                                         1,055,000             966,000
    Products in process                                                                         610,000             782,000
    Materials and supplies                                                                    4,634,000           4,556,000
                                                                                          -------------       -------------
                                                                                              6,299,000           6,304,000

  Prepaid expenses and other                                                                    502,000             582,000
                                                                                          -------------       -------------
       TOTAL CURRENT ASSETS                                                                  25,569,000          22,773,000

PROPERTY, PLANT AND EQUIPMENT                                                                26,669,000          26,396,000
Less allowances for depreciation and amortization                                           (20,048,000)        (20,012,000)
                                                                                          -------------       -------------
                                                                                              6,621,000           6,384,000

NOTES RECEIVABLE                                                                              3,410,000           2,500,000
NOTES RECEIVABLE FROM EMPLOYEES                                                                 567,000             556,000
                                                                                          -------------       -------------
       TOTAL ASSETS                                                                       $  36,167,000       $  32,213,000
                                                                                          =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                                $   7,602,000       $   4,298,000
  Accrued environmental costs                                                                   566,000             736,000
                                                                                          -------------       -------------
       TOTAL CURRENT LIABILITIES                                                              8,168,000           5,034,000

NON-CURRENT LIABILITIES                                                                         430,000             190,000

SHAREHOLDERS' EQUITY
  Common stock, $.10 par value:
    Authorized shares - 5,000,000
    Issued shares (1995 - 3,788,956; 1994 - 3,787,956)                                          380,000             379,000
  Additional paid-in capital                                                                  1,211,000           1,200,000
  Retained earnings                                                                          42,123,000          41,555,000
                                                                                          -------------       -------------
                                                                                             43,714,000          43,134,000
  Less treasury shares at cost
    (1995 - 1,080,656; 1994 - 1,080,656)                                                    (16,145,000)        (16,145,000)
                                                                                          -------------       -------------
                                                                                             27,569,000          26,989,000
                                                                                          -------------       -------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $  36,167,000       $  32,213,000
                                                                                          =============       =============

See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)




                                                                                            For the Three
                                                                                             Months Ended
                                                                                               March 31,
                                                                                     1995                     1994
                                                                                  -----------             -------------
Net Sales
  Products                                                                      $  3,887,000              $   1,704,000
  Services                                                                        10,412,000                  3,850,000
                                                                                ------------              -------------
                                                                                  14,299,000                  5,554,000

Cost of Sales
  Products                                                                         3,172,000                  1,268,000
  Services                                                                         9,299,000                  3,701,000
                                                                                ------------              -------------
                                                                                  12,471,000                  4,969,000
                                                                                ------------              -------------
      GROSS PROFIT                                                                 1,828,000                    585,000

Operating expenses:
    Selling, general and administrative                                            1,258,000                  1,583,000
    Research and development                                                           4,000                    556,000
                                                                                ------------              -------------
Total operating expenses                                                           1,262,000                  2,139,000

INCOME/(LOSS) FROM OPERATIONS                                                        566,000                 (1,554,000)

Other income, net                                                                    189,000                    595,000
                                                                                ------------              -------------
INCOME/(LOSS) BEFORE INCOME TAXES                                                    755,000                   (959,000)

Income tax                                                                          (187,000)                         0
                                                                                ------------              -------------

NET INCOME/(LOSS)                                                               $    568,000              $    (959,000)
                                                                                ============              =============




PRIMARY
NET INCOME/(LOSS) PER SHARE                                                     $       0.21              $       (0.36)
                                                                                ============              =============




See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                           For the
                                                                                      Three Months Ended
                                                                                  March 31,            March 31,
                                                                                    1995                 1994
                                                                                  ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $     568,000         $   (959,000)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                    259,000              250,000
   Gain on sale of fixed assets                                                    (290,000)                   0
   Accounts receivable, net                                                      (3,769,000)            (297,000)
   Recoverable Federal income taxes                                                       0            1,061,000
   Inventories                                                                        5,000             (957,000)
   Prepaid expenses and other                                                        80,000              324,000
   Accounts payable and accrued liabilities                                       3,304,000              (77,000)
   Accrued environmental costs                                                     (170,000)             (60,000)
   Non-current liabilities                                                          240,000              (25,000)
                                                                              -------------         ------------
    Total adjustments                                                              (341,000)             219,000
                                                                              -------------         ------------
     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                227,000             (740,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of marketable securities                                                          0            4,464,000
  Capital expenditures                                                             (580,000)             (55,000)
  Notes receivable                                                                 (921,000)          (1,500,000)
  Proceeds from sale of fixed assets                                                374,000                    0
                                                                              -------------         ------------
     CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             (1,127,000)           2,909,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock from exercise of stock options                            12,000                    0
  Purchase of treasury stock                                                              0             (174,000)
                                                                              -------------         ------------
     CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 12,000             (174,000)

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (888,000)           1,995,000
                                                                              -------------         ------------
          CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    $   9,456,000         $  5,325,000
                                                                              -------------         ------------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   8,568,000         $  7,320,000
                                                                              =============         ============

See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

MARCH 31, 1995


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE B - NOTES RECEIVABLE

         During 1994, The Company obtained 40% ownership of a joint venture involved in the development of aircraft-related technology and advanced the venture $2 million. The Company obtained a promissory note for the advance. The principal balance of the promissory note accrues interest at a maximum rate of 5%, and the principal balance together with accrued interest are due January 5, 1999. The note is secured by certain assets of the joint venture. During the first quarter of 1995 the Company advanced the joint venture an additional $900,000.

         In December of 1994 the Company loaned $500,000 to a partner in the joint venture. The loan accrues interest at the prime rate plus one percent and is payable in five equal monthly installments beginning March 1995.


NOTE C - COMMITMENTS AND CONTINGENCIES

         On May 10, 1991, an action was filed in the District Court of Dallas County, Texas by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that (i) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and were the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) that the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. On August 17, 1994, the defendants were granted a partial summary judgment. On October 24, 1994, Mr. Webster filed a third amended petition and alleged the following causes of action:
Tortious interference with contractual relations against Cambridge Capital Fund, L.P., and directors George F. Baker and John J. McAtee; intentional infliction of emotional distress, and breach of oral contract. The third amended petition sought compensatory and punitive damages in excess of $35 million. On January 12, 1995 the Court entered an abatement on one of the breach of oral contract claims against the Company and entered a summary judgment, in favor of the defendants, on all remaining claims alleged by Mr. Webster. The Company anticipates that Mr. Webster will appeal the summary judgment when it becomes a final judgment. Management intends to vigorously defend any appeal.

         On September 22, 1992, Mr. Webster filed an action in the District Court of Dallas County, Texas, against First City, Texas-Dallas, the Company and an employee of the Company. As receiver for First City, Texas-Dallas, the Federal Deposit Insurance Corporation intervened and removed this case to the U.S. District Court for the Northern District of Texas. The petition alleged, among other things, that (i) the Company interfered with Mr. Webster's existing and prospective contractual relationship with the employee and First City, a national banking institution; (ii) the Company has converted to its own use the employee's Company stock which allegedly was owned

WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE C - COMMITMENTS AND CONTINGENCIES (CONTINUED)

by Mr. Webster; (iii) the Company, First City and the employee conspired to commit fraud against Mr. Webster; and (iv) the actions of the Company, First City, and the employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. By orders dated June 2, 1994 and June 20, 1994, the Company was granted a summary judgment on all claims alleged by Mr. Webster. The Company anticipates that Mr. Webster will appeal the summary judgment when it becomes a final judgment. Management intends to vigorously defend any appeal.

         Aero has been subject to Environmental Protection Agency ("EPA") regulations at the Lake City, Florida facility. The Company does not anticipate any material direct effects upon the capital expenditures, earnings and competitive position of the Company from compliance with present Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does expect, however, that compliance with such regulations will require, from time to time, both increased operating costs and capital expenditures which may be substantial.
As of March 31, 1995 and December 31, 1994, the Company had reserved approximately $566,000 and $736,000 respectively for anticipated environmental remediation costs at the Aero facility. The decrease in the reserve resulted from expenditures made according to the closure permit approved by the Florida Department of Environmental Protection (FDEP). Other remaining costs to be incurred will include testing and monitoring to be performed over a 20 to 30 year period. Actual costs to be incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

         The Company is also involved in certain legal proceedings in the normal course of its business.

         After consultation with counsel, management is of the opinion that the outcome of the above-mentioned proceedings will not have a material effect on the financial position or results of operations of the Company.

         To comply with the financial assurances required by the FDEP, the Company requested and a bank issued a standby letter of credit in favor of the FDEP. This letter of credit meets all conditions required by the FDEP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

         Whitehall Corporation's consolidated sales for the three months ended March 31, 1995 were $14,299,000, a 157% increase over the first quarter of 1994. Sales for the first quarter of 1995 increased by 170% in the Aircraft Maintenance segment, 245% in the Ocean Systems segment and decreased by 3% in the Electronics segment. Aircraft Maintenance sales reflect additional commercial aircraft maintenance work. The increase in sales in the Ocean Systems segment is primarily attributable to new product sales.

         The Company recorded income from operations of $566,000 in the first quarter of 1995 compared to a loss of $1,554,000 in the same period of 1994. The Aircraft Maintenance segment reported operating income of $753,000 for the first quarter of 1995 compared to an operating loss of $452,000 for the same period of 1994. The improvement in the Aircraft Maintenance segment resulted primarily from stringent cost control coupled with the increase in sales volume. The Oceans Systems segment recorded an operating profit of $196,000 for the first quarter of 1995 compared to an operating loss of $814,000 for the same period of 1994. The Ocean System segment's improved performance resulted primarily from new product sales and lower research and development expenditures. The Electronics segment's operating profit totaled $184,000 for the first quarter of 1995 compared to an operating profit of $189,000 for the same period of 1994. Corporate office expense totaled $567,000 for the first quarter of 1995 compared to $477,000 for the same period of 1994.

         Other income decreased to $189,000 in the first quarter of 1995 compared to $595,000 in the same period of 1994. Other income for the first quarter of 1995 consists primarily of interest earned on invested cash, gain on the sale of fixed assets offset by other expenses. The same period of 1994 included interest earned on Federal Income Tax Refunds and interest earned on invested cash.


FINANCIAL CONDITION

         During the first three months of 1995, cash provided by operations totaled $227,000, as compared to cash used in operations of $740,000 in the same period of 1994. The Company's capital expenditures totaled $580,000 during the first three months of 1995 compared to $55,000 during the same period of 1994.

         Cash and cash equivalents decreased during the first quarter of 1995 by $888,000, primarily as a result of the funds advanced to the joint venture and capital expenditures.

         Accounts receivable increased by $3.8 million from December 31, 1994 to March 31, 1995 as a result of the increase in sales volume. Accounts payable also increased as a result of the increased activity.

         During the first quarter of 1995 the Company did not acquire any additional shares of its common stock. At March 31, 1995 there were approximately 121,100 additional shares available for repurchase under the Company's current repurchase authorization. The Company may continue to acquire stock as market conditions warrant.

         At March 31, 1995 the Company's consolidated firm backlog totaled $22,172,000 compared to $21,874,000 at December 31, 1994.

                         PART II  -  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

          The information contained in Item 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

         On May 10, 1991, an action was filed in the District Court of Dallas County, Texas by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that (i) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and were the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) that the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. On August 17, 1994, the defendants were granted a partial summary judgment. On October 24, 1994, Mr. Webster filed a third amended petition and alleged the following causes of action:
Tortious interference with contractual relations against Cambridge Capital Fund, L.P., and directors George F. Baker and John J. McAtee; intentional infliction of emotional distress, and breach of oral contract. The third amended petition sought compensatory and punitive damages in excess of $35 million. On January 12, 1995 the Court entered an abatement on one of the breach of oral contract claims against the Company and entered a summary judgment, in favor of the defendants, on all remaining claims alleged by Mr. Webster. The Company anticipates that Mr. Webster will appeal the summary judgment when it becomes a final judgment. Management intends to vigorously defend any appeal.

         On September 22, 1992, Mr. Webster filed an action in the District Court of Dallas County, Texas, against First City, Texas-Dallas, the Company and an employee of the Company. As receiver for First City, Texas-Dallas, the Federal Deposit Insurance Corporation intervened and removed this case to the U.S. District Court for the Northern District of Texas. The petition alleged, among other things, that (i) the Company interfered with Mr. Webster's existing and prospective contractual relationship with the employee and First City, a national banking institution; (ii) the Company has converted to its own use the employee's Company stock which allegedly was owned by Mr. Webster; (iii) the Company, First City and the employee conspired to commit fraud against Mr. Webster; and (iv) the actions of the Company, First City, and the employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. By orders dated June 2, 1994 and June 20, 1994, the Company was granted a summary judgment on all claims alleged by Mr. Webster. The Company anticipates that Mr. Webster will appeal the summary judgment when it becomes a final judgment. Management intends to vigorously defend any appeal.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Registrant held its Annual Meeting of Stockholders on May 1, 1995 in Dallas, Texas. Stockholders re-elected George F. Baker, Bruce C. Conway, Arthur H. Hutton, John J. McAtee, Jr., Jack S. Parker, Lewis S. White and John
H. Wilson, III as directors of the Company to serve until the next Annual Meeting of Stockholders. Voting results are presented below. Stockholders also ratified the appointment of Arthur Andersen LLP, certified public accountants, as auditors of the Company for the fiscal year ending December 31, 1995 (2,223,443 votes for, 15,124 votes against and 3,472 votes abstaining).

                                             Votes                            Votes                       Votes
       Name                                   For                            Against                   Abstaining
       ----                                   ---                            -------                   ----------
George F. Baker                            2,203,658                          15,974                     22,407
Bruce C. Conway                            2,203,658                          15,974                     22,407
Arthur H. Hutton                           2,203,638                          15,994                     22,407
John J. McAtee, Jr.                        2,203,658                          15,974                     22,407
Jack S. Parker                             2,203,458                          16,174                     22,407
Lewis S. White                             2,202,958                          16,674                     22,407
John H. Wilson, III                        2,203,658                          15,974                     22,407


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following Exhibit is included herein:

                   (11) Statement re: computation of earnings per share

                   (27) Financial Data Schedule


         The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1995.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WHITEHALL CORPORATION


Date     May 15, 1995                                       By   /s/ G. F. Baker
     --------------------------                                ------------------------------------
                                                                 George F. Baker, President




Date     May 15, 1995                                       By   /s/ E. F. Campbell, III
     --------------------------                                ------------------------------------
                                                                 E. Forrest Campbell, III, Treasurer


                              INDEX TO EXHIBITS



EXHIBIT
  NO.                 DESCRIPTION
- -------               -----------
 11                Statement re: computation of earnings per share

 27                Financial Data Schedule