Form 10-Q
period 1995-09-30
WHITEHALL CORP
filed 1995-11-13
CIK 106827

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                             ------------------

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                              ------------------

                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 1-5483



                             WHITEHALL CORPORATION
                             ---------------------
           (Exact name of registrant as specified in its charter)


         DELAWARE                                              41-0838460
         --------                                              ----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


2659 NOVA DRIVE, DALLAS, TEXAS
Mailing Address:  P.O. Box 29709, Dallas, Texas                     75229
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)



        Registrant's telephone number, including area code  214-247-8747
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


Yes   X      No
     ---         ---

Number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995
      ------------------

                   Common Stock, $0.10 par value:  2,717,700
                                                   ---------

                                     INDEX

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                                                                                                        PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets
                     September 30, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . . . . .  1

             Condensed Consolidated Statements of Operations
                     Three and nine months ended September 30, 1995 and 1994  . . . . . . . . . . . . .  2

             Consolidated Statements of Cash Flows
                     Nine months ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . .  3

             Notes to Condensed Consolidated Financial Statements
                     September 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

Item 2.  Management`s Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

PART I. FINANCIAL INFORMATION

WHITEHALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)


                                                                              September 30,      December 31,
ASSETS                                                                             1995             1994
                                                                              -------------      ------------
CURRENT ASSETS
  Cash and cash equivalents                                                     $9,143,000        $9,456,000
  Accounts receivable, net                                                      13,404,000         6,431,000
  Inventories:
    Finished products                                                            1,227,000           966,000
    Products in process                                                          1,670,000           782,000
    Materials and supplies                                                       4,780,000         4,556,000
                                                                               -----------       -----------
                                                                                 7,677,000         6,304,000
  Prepaid expenses and other                                                       513,000           582,000
                                                                               -----------       -----------
       TOTAL CURRENT ASSETS                                                     30,737,000        22,773,000
PROPERTY, PLANT AND EQUIPMENT                                                   26,150,000        26,396,000
Less allowances for depreciation and amortization                              (19,234,000)      (20,012,000)
                                                                               -----------       -----------
                                                                                 6,916,000         6,384,000

NOTES RECEIVABLE                                                                 2,000,000         2,500,000
NOTES RECEIVABLE FROM EMPLOYEES                                                    363,000           556,000
                                                                               -----------       -----------
       TOTAL ASSETS                                                            $40,016,000       $32,213,000
                                                                               ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                      $9,550,000        $4,298,000
  Accrued environmental costs                                                      894,000           736,000
                                                                               -----------       -----------
       TOTAL CURRENT LIABILITIES                                                10,444,000         5,034,000

NON-CURRENT LIABILITIES                                                            375,000           190,000

SHAREHOLDERS' EQUITY
  Common stock, $.10 par value:
    Authorized shares - 5,000,000
    Issued shares (1995 - 3,798,356; 1994 - 3,786,956)                             380,000           379,000
  Additional paid-in capital                                                     1,328,000         1,200,000
  Retained earnings                                                             43,634,000        41,555,000
                                                                               -----------       -----------
                                                                                45,342,000        43,134,000
  Less treasury shares at cost
    (1995 - 1,080,656 ; 1994 - 1,080,656)                                      (16,145,000)      (16,145,000)
                                                                               -----------       -----------
                                                                                29,197,000        26,989,000
                                                                               -----------       -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $40,016,000       $32,213,000
                                                                               ===========       ===========

See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)




                                                            For the Three                                 For the Nine
                                                             Months Ended                                 Months Ended
                                                             September 30,                                September 30,
                                                         1995              1994                  1995                     1994
                                                      ----------        ----------            -----------             -----------
Net Sales
  Products                                            $2,699,000        $1,239,000            $10,890,000              $4,947,000
  Services                                            10,006,000         7,459,000             30,118,000              18,538,000
                                                     -----------       -----------           ------------             -----------
                                                      12,705,000         8,698,000             41,008,000              23,485,000

Cost of Sales
  Products                                             1,811,000         1,029,000              8,350,000               3,403,000
  Services                                             8,969,000         6,565,000             26,774,000              16,988,000
                                                     -----------       -----------           ------------             -----------
                                                      10,780,000         7,594,000             35,124,000              20,391,000
                                                     -----------       -----------           ------------             -----------
      GROSS PROFIT                                     1,925,000         1,104,000              5,884,000               3,094,000

Operating expenses:
    Selling, general and administrative                1,053,000         1,142,000              3,708,000               3,864,000
    Research and development                                   0           214,000                  4,000               1,892,000
                                                     -----------       -----------           ------------             -----------

Total operating expenses                               1,053,000         1,356,000              3,712,000               5,756,000

INCOME/(LOSS) FROM OPERATIONS                            872,000          (252,000)             2,172,000              (2,662,000)

Other income, net                                        213,000            80,000                549,000               1,247,000
                                                     -----------       -----------           ------------             -----------
INCOME/(LOSS) BEFORE INCOME TAXES                      1,085,000          (172,000)             2,721,000              (1,415,000)

Income tax                                              (249,000)                0               (642,000)                      0
                                                     -----------       -----------           ------------             -----------

NET INCOME/(LOSS)                                       $836,000         ($172,000)            $2,079,000             ($1,415,000)
                                                     ===========       ===========           ============             ===========


NET INCOME/(LOSS) PER SHARE                                $0.29            ($0.06)                 $0.74                  ($0.52)
                                                     ===========       ===========           ============             ===========


See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)



                                                                                             For the
                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                    1995                    1994
                                                                               --------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $2,079,000            ($1,415,000)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                      800,000                747,000
   Gain on sale of fixed assets                                                      (290,000)              (511,000)
   Accounts receivable, net                                                        (6,973,000)            (3,686,000)
   Recoverable Federal income taxes                                                         0              3,910,000
   Inventories                                                                     (1,373,000)            (1,230,000)
   Prepaid expenses and other                                                          69,000              1,169,000
   Accounts payable and accrued liabilities                                         5,252,000                114,000
   Accrued environmental costs                                                        158,000                186,000
   Non-current liabilities                                                            185,000                (75,000)
                                                                               --------------          -------------
    Total adjustments                                                              (2,172,000)               624,000
                                                                               --------------          -------------
     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  (93,000)              (791,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of marketable securities                                                            0              4,464,000
  Capital expenditures                                                             (1,417,000)              (209,000)
  Notes receivable                                                                    693,000             (2,000,000)
  Proceeds from sale of fixed assets                                                  375,000                712,000
                                                                               --------------          -------------
     CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 (349,000)             2,967,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock from exercise of stock options                             129,000                149,000
  Purchase of treasury stock                                                                0               (174,000)
                                                                               --------------          -------------
     CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  129,000                (25,000)

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (313,000)             2,151,000
                                                                               --------------          -------------
          CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         $9,456,000             $5,325,000
                                                                               --------------          -------------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $9,143,000             $7,476,000
                                                                               ==============          =============

See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

SEPTEMBER 30, 1995


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to 1994 amounts to conform with the 1995 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE B - NOTES RECEIVABLE

         During 1994, the Company obtained 40% ownership of a joint venture involved in the development of aircraft- related technology and advanced the venture $2 million. The Company obtained a promissory note for the advance. The principal balance of the promissory note accrues interest at a maximum rate of 5%, and the principal balance together with accrued interest are due January 5, 1999. The note is secured by certain assets of the joint venture. During 1995 the Company advanced the joint venture an additional $1,020,000. This amount is included in accounts receivable.


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

(iv) the actions of the Company, First City, and the employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. By orders dated June 2, 1994 and June 20, 1994, the Company was granted a summary judgment on all claims alleged by Mr. Webster. Mr. Webster has appealed the summary judgment to the United States Court of Appeals for the Fifth Circuit. Management will vigorously defend the appeal.

         Aero has been subject to Environmental Protection Agency ("EPA") regulations at the Lake City, Florida facility. The Company does not anticipate any material direct effects upon the competitive position of the Company from compliance with present Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does expect, however, that compliance with such regulations may require, from time to time, both increased operating costs and capital expenditures. As of September 30, 1995 and December 31, 1994, the Company had reserved approximately $894,000 and $736,000 respectively for anticipated environmental remediation costs at the Aero facility. The increase in the reserve resulted from accruals partially offset by expenditures made according to the closure permit approved by the Florida Department of Environmental Protection (FDEP). Other remaining costs to be incurred will include testing and monitoring to be performed over a 20 to 30 year period. Actual costs to be incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods. To comply with the financial assurances required by the FDEP, the Company requested and a bank issued a standby letter of credit in the amount of $2,800,000 in favor of the FDEP. This letter of credit meets all conditions required by the FDEP.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

         Whitehall Corporation's consolidated sales for the three months ended September 30, 1995 were $12,705,000, a 46% increase over the sales reported in the third quarter of 1994. Sales for the third quarter of 1995 increased by 34% in the Aircraft Maintenance segment, 190% in the Ocean Systems segment and increased by 49% in the Electronics segment. Aircraft Maintenance sales reflect additional commercial aircraft maintenance work. The increase in sales in the Ocean Systems segment is primarily attributable to new product sales. The increase in the Electronics segment reflects the current demand for electronic components.

         The Company recorded income from operations of $872,000 in the third quarter of 1995 compared to a loss of $252,000 in the same period of 1994. The Aircraft Maintenance segment reported operating income of $496,000 for the third quarter of 1995 compared to an operating profit of $175,000 for the same period of 1994. The improvement in the Aircraft Maintenance segment resulted primarily from stringent cost control coupled with an increase in sales volume. The Ocean Systems segment recorded an operating profit of $176,000 for the third quarter of 1995 compared to an operating loss of $578,000 for the same period of 1994. The Ocean System segment's improved performance resulted primarily from new product sales and the reduction in research and development expenditures. The Electronics segment's operating profit totaled $213,000 for the third quarter of 1995 compared to an operating profit of $86,000 for the same period of 1994.

         Whitehall Corporation's consolidated sales for the nine months ended September 30, 1995 were $41,008,000, a 75% increase over the same period of 1994. Sales for the first nine months of 1995 increased by 62% in the Aircraft Maintenance segment, 199% in the Ocean Systems segment and increased by 19% in the Electronics segment. Aircraft Maintenance sales reflect additional commercial aircraft maintenance work. The increase in sales in the Ocean Systems segment is primarily attributable to new product sales. The increase in the Electronics segment reflects the current demand for electronic components.

         The Company recorded income from operations of $2,172,000 in the first nine months of 1995 compared to a loss of $2,662,000 in the same period of 1994. The Aircraft Maintenance segment reported operating income of $1,561,000 for the first nine months of 1995 compared to an operating loss of $769,000 for the same period of 1994. The improvement in the Aircraft Maintenance segment resulted primarily from stringent cost control coupled with an increase in sales volume. The Oceans Systems segment recorded an operating profit of $549,000 for the first nine months of 1995 compared to an operating loss of $2,597,000 for the same period of 1994. The Ocean System segment's improved performance resulted primarily from new product sales and the reduction in research and development expenditures. The Electronics segment's operating profit totaled $531,000 for the first nine months of 1995 compared to an operating profit of $381,000 for the same period of 1994.

         Other income totaled $549,000 in the first nine months of 1995 compared to $1,247,000 in the same period of 1994. Other income for the first nine months of 1995 consists primarily of interest earned on invested cash and gain on the sale of idle assets offset by other expenses. The same period of 1994 included interest earned on Federal Income Tax refunds, invested cash and gain on sale of idle assets offset by other expenses.

FINANCIAL CONDITION

         During the first nine months of 1995, cash used in operations totaled $93,000, as compared to cash used in operations of $791,000 in the same period of 1994. The Company's capital expenditures totaled $1,417,000 during the first nine months of 1995 compared to $209,000 during the same period of 1994.

         Cash and cash equivalents decreased during the first nine months of 1995 by $313,000, primarily as a result of the cash used by operations and capital expenditures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         Accounts receivable increased by $6,973,000 during the first nine months of 1995 as a result of the increase in sales volume in the Aircraft Maintenance and Ocean Systems segments. Inventory and accounts payable also increased as a result of the increased activity.

         During the first nine months of 1995 the Company did not acquire any additional shares of its common stock. At September 30, 1995 there were approximately 121,100 additional shares available for repurchase under the Company's current repurchase authorization. The Company may continue to acquire stock as market conditions warrant.

         At September 30, 1995 the Company's consolidated firm backlog totaled $31,314,000 compared to $21,874,000 at December 31, 1994.

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

         On September 22, 1992, Mr. Webster filed an action in the District Court of Dallas County, Texas, against First City, Texas-Dallas, the Company and an employee of the Company. As receiver for First City, Texas-Dallas, the Federal Deposit Insurance Corporation intervened and removed this case to the U.S. District Court for the Northern District of Texas. The petition alleged, among other things, that (I) the Company interfered with Mr. Webster's existing and prospective contractual relationship with the employee and First City, a national banking institution; (ii) the Company has converted to its own use the employee's Company stock which allegedly was owned by Mr. Webster; (iii) the Company, First City and the employee conspired to commit fraud against Mr. Webster; and (iv) the actions of the Company, First City, and the employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. By orders dated June 2, 1994 and June 20, 1994, the Company was granted a summary judgment on all claims alleged by Mr. Webster. Mr. Webster has appealed the summary judgment to the United States Court of Appeals for the Fifth Circuit. Management will vigorously defend the appeal.

ITEM 5.    OTHER INFORMATION

           Mr. John H. Wilson has been appointed President and Chief Executive Officer of the Company. Mr. Wilson, a Director of the Company since July 1983, served as interim President of the Company from April 1991 until October 1991. The former President and CEO of the Company, Mr. George F. Baker, will continue to serve as Chairman of the Board.





ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           The following Exhibit is included herein:

              (11) Statement re: computation of earnings per share

              (27) Financial Data Schedule

           The Registrant did not file any reports on Form 8-K during the three months ended September 30, 1995.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            WHITEHALL CORPORATION


Date     November 10, 1995              By   /s/ John H. Wilson
                                             -----------------------------------
                                             John H. Wilson, President




Date     November 10, 1995              By   /s/ E. F. Campbell, III
                                             -----------------------------------
                                             E. Forrest Campbell, III, Treasurer

                               INDEX TO EXHIBITS



Exhibit No.                        Description
-----------                        ------------
  11                Statement re: computation of earnings per share

  27                Financial Data Schedule