Form 10-Q/A
period 1995-09-30
WHITEHALL CORP
filed 1995-11-17
CIK 106827

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                ________________

                                 FORM 10-Q/A
                                AMENDMENT NO. 1
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM                 TO
                                     ---------------    ---------------

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
                                                            ------------


                                      N/A
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


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
                                                   ---------

ITEM 5.    OTHER INFORMATION

                Mr. John H. Wilson has been appointed President of the Company. Mr. Wilson, a Director of the Company since July 1983, served as interim President of the Company from April 1991 until October 1991. The former President of the Company, Mr. George F. Baker, will continue to serve as Chairman of the Board and CEO.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WHITEHALL CORPORATION


Date     November 14, 1995             By   /s/ John H. Wilson
     -----------------------           -----------------------------------------
                                            John H. Wilson, President




Date     November 14, 1995             By   /s/ E. F. Campbell, III
     -----------------------           -----------------------------------------
                                            E. Forrest Campbell, III, Treasurer