Form 10-K
period 1995-12-31
WHITEHALL CORP
filed 1996-04-01
CIK 106827

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ---------------------------

                                   FORM 10-K

          [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the Fiscal Year Ended December 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the Transition Period from ______ to ______

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                 -------

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 25, 1996, was $57,493,074.

On March 25, 1996, there were issued and outstanding 2,741,300 shares of the registrant's Common Stock, $0.10 par value, excluding 1,080,656 shares of treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders presently scheduled to be held on May 13, 1996, are incorporated into Part III by reference.

                                     PART I

ITEM 1.  BUSINESS

         Whitehall Corporation ("Whitehall" or the "Company" hereinafter) was incorporated under the laws of Delaware in 1963 as a successor to a Minnesota corporation organized in 1960.

         The Company operates in three segments: Ocean Systems, Aircraft Maintenance and Electronics. Reference is made to Note I of the Notes to Consolidated Financial Statements on page 19 herein for pertinent financial data of each segment as well as information regarding the Company's major customers.

         OCEAN SYSTEMS SEGMENT: The Ocean Systems segment manufactures and sells underwater sensing systems used for naval surveillance and offshore geophysical surveys. The principal subsidiary of the Company constituting the Ocean Systems segment is Hydroscience, Inc. ("Hydroscience"), which is engaged in the design and manufacture of marine sensor systems for geophysical and military applications. Because of reductions in defense spending, the Company invested in the development of a new 24-bit digital seismic streamer known as CenturyMux. The Company has had some success in using this new technology to offset the decline in military revenues. However, further growth in this segment could require expenditures, which may be substantial, for new product research and development. The Company is currently evaluating options ranging from making the necessary investment to divesting some or all of the Company's ownership interest in Hydroscience.

         Rogers Explorations, Inc., an additional subsidiary in this segment, which experienced no operating activity during the past several years was liquidated in 1995.

         AIRCRAFT MAINTENANCE SEGMENT: The Company's wholly-owned subsidiary, Aero Corporation ("Aero"), located in Lake City, Florida, rebuilds, modifies and maintains turboprop and jet aircraft. Aero operates as a service business. Aero's primary business is the modification and maintenance of commercial passenger and freighter aircraft. Aero has invested heavily in a major renovation of its facility in Lake City, Florida and has expanded its employee
base in order to attract additional commercial customers.   Aero's facility can
accommodate most narrow-body aircraft and has undergone modification to accommodate nearly all wide-body aircraft in current production. The Company includes in its customer base passenger airlines, cargo carriers and private and corporate executive jets. The Company believes that the commercial market represents a significant opportunity because of the potential associated with the maintenance and modification of aging aircraft in commercial fleets and because the current downsizing trend in the airline industry could lead to the outsourcing of maintenance work to low cost facilities. As an FAA approved repair station, Aero is qualified to work on DC-8, DC-9, DC-10, 707, 727, 737, L-100, L-188, C-130 and other military and commercial aircraft. During 1994 Aero acquired a 40% interest in AvAero, a joint venture which developed jet engine Hushkits for Boeing 737- 100/200 aircraft (see Note M page 24). Aero is also selectively pursuing military contracts.

         ELECTRONICS SEGMENT: Crystek Crystals Corporation, ("Crystek") a subsidiary of the Company located in Fort Myers, Florida, manufactures and distributes quartz crystals and oscillators. The products are utilized in various electronic end products including communications equipment, computers and timing devices. The Electronics segment provides products to customers in the computer and communication industries.

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

         COMPETITIVE CONDITIONS: The Company is subject to severe competitive conditions in all segments of its business. The Company believes other companies have substantially greater resources available with which to compete. Although the Company does not have data available to determine its exact relative market position, the Company does not believe that it presently has a substantial position in any of the markets for its products and services. Competition in each segment is primarily related to price and service.

         CUSTOMERS: The Company has two customers in the Aircraft Maintenance segment that account for at least 10% of 1995 consolidated revenues: Valujet Airlines and Continental Airlines. Valujet Airlines accounted for approximately 30% of consolidated net sales in 1995 and 11% of consolidated net sales in 1994. Continental Airlines accounted for 21% of consolidated sales in 1995. The United States Government accounted for approximately 2% of net sales in 1995, 10% of consolidated net sales in 1994 and 14% of consolidated net sales in 1993. Emery Worldwide accounted for 9% of consolidated net sales in 1995, 25% of consolidated net sales in 1994 and 27% of consolidated net sales in 1993. Southern Air Transport accounted for approximately 2% of consolidated net sales in 1995, 18% of consolidated net sales in 1994 and 6% of consolidated net sales in 1993. The Mexican Government accounted for approximately 1% of consolidated net sales in 1995, 3% of consolidated net sales in 1994 and 13% of consolidated net sales in 1993.

         ENVIRONMENTAL REGULATION: Aero is taking remedial action pursuant to Environmental Protection Agency ("EPA") regulations at the Lake City, Florida
facility.   The Company does not anticipate any material direct effects upon the capital expenditures, earnings and competitive position of the Company from compliance with present Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does expect, however, that compliance with such regulations will require, from time to time, both increased operating costs and capital expenditures which may be substantial. As of December 31, 1995 and 1994, the Company had reserved approximately $625,000 and $736,000 respectively for anticipated environmental remediation costs at the Aero facility. The decrease in accrued environmental remediation costs was due to expenditures and additional information obtained relating to the nature and extent of required remediation. The Company will install a clay barrier over one section of the leased property and additional testing determined another clay barrier will not be required over a second section of the property. Other remaining costs to be incurred will include testing and monitoring to be performed over a 20 to 30 year period. Actual costs to be incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

         BACKLOG: At December 31, 1995, the Company's consolidated firm backlog totaled $65,800,000 compared to $21,874,000 at the end of 1994, and $3,938,000 at the end of 1993. This backlog is not indicative of sales for the coming year as some portion of the backlog relates to work to be performed beyond 1996. In addition, the backlog is based on management's estimate of work to be performed in accordance with customer supplied aircraft input dates and does not include any drop-in aircraft nor contracts for which the Company is currently bidding.

         RESEARCH AND DEVELOPMENT EXPENDITURES: Reference is made to Note A of the Notes to Consolidated Financial Statements on page 14 herein for the amounts of research and development expenditures during the past three calendar years.

         NUMBER OF EMPLOYEES: The Company and its subsidiaries employed a total of 682 persons at December 31, 1995. The Company has generally enjoyed good relations with its employees.

ITEM 2.  PROPERTIES

         The following are the locations and general character of the principal plants and other materially important physical properties of the Company and its subsidiaries:

                                            Approximate
                           Approximate      Square Feet
  Industry Segment            Total           of Floor                                                   Owned or
    and Location             Acreage           Space                   Description                       Leased
    ------------         ---------------  ----------------             -----------                   --------------
OCEAN SYSTEMS
  Dallas, Texas                 5.3           80,000            Executive offices of the Company           Owned
                                                                   and manufacturing facilities and
                                                                   offices of Hydroscience, Inc.

AIRCRAFT MAINTENANCE
  Lake City, Florida          120.0          625,000            Offices and aircraft rebuilding            Lease
                                                                   and modification facilities of      expiring 2022
                                                                   Aero Corporation

ELECTRONICS
  Fort Myers, Florida           3.0           20,000            Offices and manufacturing                  Owned
                                                                   facilities of Crystek Crystals
                                                                   Corporation

  The Company believes that its plants and other physical properties are adequate for its intended operations. Aero has undertaken significant renovations to the Lake City, Florida property in order to position itself to attract additional commercial customers.

ITEM 3.  LEGAL PROCEEDINGS

  On May 10, 1991, an action was filed in the District Court of Dallas County, Texas, by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that (i) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and were the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. On August 17, 1994, the defendants were granted a partial summary judgment. On October 24, 1994, Mr. Webster filed a third amended petition and alleged the following causes of action: tortious interference with contractual relations against Cambridge Capital Fund, L.P., and directors George F. Baker and John J. McAtee; intentional infliction of emotional distress and breach of oral contracts. The third amended petition sought compensatory and punitive damages in excess of $35 million. On January 12, 1995, the Court entered an abatement on one of the breach of oral contract claims against the Company and entered a summary judgment in the defendants' favor on all remaining claims alleged by Mr. Webster. On February 26, 1996, the Court granted a summary judgment in favor of the defendants on Mr. Webster's remaining claims and entered a take nothing final judgment which dismissed all of Mr. Webster's claims with prejudice to refiling. On March 26, 1996, Mr. Webster appealed the final judgment to the Dallas, Texas Court of Appeals. Management intends to vigorously defend the appeal.

  On September 22, 1992, Mr. Webster filed an action in the District Court of Dallas County, Texas, against First City, Texas-Dallas ("First City"), the Company and a former employee of the Company. As receiver for First City, the Federal Deposit Insurance Corporation has intervened and removed this case to the U.S. District Court for the Northern District of Texas. The petition alleged, among other things, that (i) the Company interfered with Mr. Webster's existing and prospective contractual relationship with the former employee and First City, a national banking institution; (ii) the Company has converted to its own use the former employee's Company stock which allegedly was owned by Mr. Webster; (iii) the Company, First City and the former employee conspired to commit fraud against Mr. Webster; and (iv) the actions of the Company, First City, and the former employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. By orders dated June 2, 1994 and June 20, 1994, the Company was granted a summary judgment on all claims alleged by Mr. Webster. On July 31, 1995, the Court entered a final judgment disposing of all claims alleged against all parties. Mr. Webster has appealed the final judgment to the United States Court of Appeals for the Fifth Circuit. Management intends to vigorously defend the appeal.

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


    Name                          Age      Offices with Company and Business Experience During Past 5 Years
    ----                          ---      -----------------------------------------------------------------
George F. Baker                   56       Chairman of the Board and Chief Executive Officer of the Company since April
                                           1991; President of the Company from October 1991 until April 1995; a Managing
                                           Partner of Cambridge Capital Fund, L.P. since its formation in 1988; a
                                           Managing Partner of Baker Nye Investments, L.P., since 1967.

John H. Wilson                    53       President of the Company since May 1995; Director of the Company since July
                                           1983.  Served as interim President of the Company from April 1991 until
                                           October 1991.  Director of Capital Southwest Corporation, Encore Wire
                                           Corporation, Norwood Promotional Products, Inc. and Palm Harbor Homes, Inc.
                                           Has been President of U. S. Equity Corporation since 1983.

E. Forrest Campbell               39       Vice President and Treasurer of the Company since June 1990; Assistant
                                           Treasurer of the Company since 1985; various other positions with the Company since 1975.

Daniel R. Donham                  42       Vice President and Controller of the Company since June 1990; Assistant
                                           Controller of the Company since 1985;  various other positions with the
                                           Company since 1981.

Jerry L. Fortenberry              56       Vice President-General Manager of Hydroscience, Inc. since May 1995; Director of Marketing for Hydroscience 1992 to May 1995; Director of Marketing for
                                           Hermes 1986 to 1992.

Mark A. Owen                      48       President of Aero Corporation since June 1994; President of Safety Signal
                                           Systems 1993 to June 1994; CEO of Tramco 1991 to 1993; various Management positions with BFGoodrich 1982 to 1991; aerospace engineer for Wright-
                                           Patterson Air Force base 1971 to 1982.

Mark S. Stearns                   61       Vice President-General Manager of Crystek Corporation since June 1995; General
                                           Manager of Crystek 1991 to June 1995: Marketing Manager for Crystek 1986 to
                                           1991.


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

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, $0.10 par value (the "Common Stock") is listed on the New York Stock Exchange ("NYSE"), the principal market in which these securities are traded. The Company's only listing agreement is with the NYSE. At March 25, 1996, the Company had 650 stockholders of record.

         The table below shows the high and low sales prices of the Common Stock as reported for the NYSE Composite Transactions for each quarter during the two most recent calendar years.

                1st Quarter              2nd Quarter               3rd Quarter              4th Quarter
                -----------              -----------               -----------              -----------
              High      Low             High     Low              High     Low             High     Low
              ----      ---             ----     ---              ----     ---             ----     ---
1995         $24.250  $20.375         $33.125   $22.750         $39.000  $30.000         $39.750   $33.000
1994         $14.625  $12.625         $12.625   $11.000         $20.500  $10.750         $24.625   $17.250

         The Company has not paid any cash dividends on its Common Stock, and its policy is to retain earnings for use in its business.

ITEM 6.  SELECTED FINANCIAL DATA

                                                               Years Ended December 31
                                                               -----------------------
                                           1995           1994          1993           1992              1991
                                           ----           ----          ----           ----              ----
                                                  (Dollar Amounts in Thousands Except Per Share Figures)
SUMMARY OF OPERATIONS:
Net sales                             $     56,229   $     32,098   $     30,910   $     25,612     $      22,048
Cost of sales                               48,385         27,586         26,455         22,474            22,886
Gross profit (loss)                          7,844          4,512          4,455          3,138              (838)
Income (loss) before taxes                   3,838         (1,224)        (3,190)        (2,276)          (12,952)
Net income (loss)                            2,949         (1,224)        (1,868)        (1,486)          (10,152)
Net income (loss) per share                   1.05          (0.45)         (0.67)         (0.49)            (3.06)

Average shares outstanding               2,821,152      2,698,615      2,781,174      3,063,774         3,315,550
Cash flow from operations                   (1,802)         1,990         (2,001)         2,187            (1,433)

Capital expenditures                         1,668            467          2,313          1,735             1,359

YEAR-END POSITION:
Total assets                                41,182         32,213         32,863         37,858            43,559
Working capital                             21,398         17,739         20,813         26,869            32,508
Current ratio                                  3.0            4.5            5.7            7.6               7.8
Property, plant and equipment -- net         6,869          6,384          7,099          6,209             5,178
Common shareholders' equity                 30,099         26,989         28,239         33,548            38,719
Per share outstanding                        11.07           9.97          10.44          11.49             12.16

YEAR-END STATISTICS:
Common shares outstanding                2,719,900      2,706,300      2,706,000      2,920,600         3,183,900
Number of shareholders                         661            740            793            867               938
Number of employees                            682            512            528            538               522
Backlog                                     65,800         21,874          3,938          6,630             9,576
Plant area (thousand sq. ft.)                  725            767            846            846               846


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

         Consolidated sales totaled $56,229,000 for 1995, an increase of 75% over sales of $32,098,000 in 1994. Aircraft Maintenance segment sales increased by $17,238,000 to $42,641,000 in 1995, primarily as a result of its continued expansion into the third party commercial aircraft maintenance market. Sales in the Ocean Systems segment increased by $6,126,000 to $9,948,000 in 1995. Revenues in the Ocean Systems segment increased primarily as a result of new product sales in the commercial geophysical market. Sales in the Electronics segment increased by $767,000 to $3,640,000 in 1995. Information about the Company's operations in each segment is summarized in
Note I on page 19.

         Sales in 1994 increased by 4% over sales in 1993. As a result of increased commercial aircraft maintenance business, the Aircraft Maintenance segment's sales increased to $25,403,000 in 1994 from $22,182,000 in 1993. Sales in the Ocean Systems segment declined to $3,822,000 in 1994 from $5,527,000 in 1993 as a result of the decline in military business. Sales in the Electronics segment decreased to $2,873,000 in 1994 from $3,201,000 in 1993.

         The Company recorded income from operations of $2,875,000 in 1995 compared to an operating loss of $2,588,000 in 1994. This improvement resulted from increased profitability (operating profit of $3,430,000 in 1995 compared to operating profit of $743,000 in 1994) in the Aircraft Maintenance segment, accomplished through stringent cost control measures coupled with the increase in sales volume. The Ocean Systems segment's improvement (operating profit of $419,000 in 1995 compared to an operating loss of $2,156,000 in 1994) resulted from the increase in sales coupled with a reduction in research and development spending. The Electronics segment's profitability improved (operating profit of $796,000 in 1995 compared to operating profit of $580,000 in 1994) through the increase in sales volume. Corporate office general and administrative expenses totaled $2,128,000 in 1995 compared to $1,672,000 in 1994.

         The Company recorded a loss from operations of $2,588,000 in 1994
compared to an operating loss of $4,140,000 in 1993.   Primarily as a result of
an increase in sales volume, the Aircraft Maintenance segment reported an operating profit of $743,000 in 1994 compared to an operating profit of $506,000 in 1993. The Ocean Systems segment recorded a loss from operations of $2,156,000 in 1994 compared to an operating loss of $2,589,000 in 1993. The Ocean Systems segment's losses resulted from declining military revenues coupled with research and development expenditures totaling $1,993,000 in 1994 and $1,936,000 in 1993. The Electronics segment reported an operating profit of $580,000 in 1994 compared to an operating profit of $259,000 in 1993. The increase in the Electronic segment's profitability resulted from improved operating efficiencies. Corporate office general and administrative expenses totaled $1,672,000 in 1994 compared to $2,137,000 in 1993.

         Other income decreased to $963,000 in 1995 from $1,364,000 in 1994. Other income includes gains on sales of fixed assets of $650,000 in 1995, $512,000 in 1994, and $159,000 in 1993 as well as interest earned of $671,000 in 1995, $791,000 in 1994 and $610,000 in 1993.

         The Company recorded net income tax expense of $889,000 for 1995. The Company did not record a net income tax benefit related to the loss before income taxes in 1994 since the Company had used all available loss carrybacks and any tax benefits resulting from losses must now be carried forward. The income tax benefit of $1,322,000 was recorded in 1993 since a carryback to 1990 was available. (See Note E on Page 16).

LIQUIDITY AND CAPITAL RESOURCES

         During 1995, cash used in operating activities totaled $1,802,000 compared to cash provided by operating activities of $1,990,000 in 1994. The accounts receivable balance of $17,397,000 at year end led to the deficit in
operating cash flow in 1995.   Cash collected from recoverable income taxes of
$4,596,000 was the primary source of cash provided by operations in 1994. Increases in prepaid expenses and operating losses contributed to the negative cash flow in 1993.

         The Company made capital expenditures during 1995 of approximately $1,668,000 compared to $467,000 and $2,313,000 in 1994 and 1993, respectively.
The majority of the capital expenditures in 1995 and 1993 relate to the Aircraft Maintenance segment and were made to renovate the Aero facility in Lake City, Florida. The 1994 expenditures mainly relate to CenturyMux test equipment in the Ocean Systems segment. The Company will make capital and other expenditures during 1996 as conditions warrant. The Company believes its cash balances and line of credit facility are sufficient to meet its short and long-term capital requirements. Any future acquisitions may require additional capital.

         Cash and cash equivalents decreased from approximately $9,456,000 in 1994 to $7,382,000 in 1995. The decrease is primarily the result of capital expenditures ($1,668,000) and cash used in operating activities ($1,802,000).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                                                    Page
                                                                                                    ----
Report of Independent Public Accountants                                                              9
Consolidated Balance Sheets at December 31, 1995 and 1994                                            10
Consolidated Statements of Operations and Retained Earnings for the Years Ended
   December 31, 1995, 1994 and 1993                                                                  12
Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993           13
Notes to Consolidated Financial Statements                                                           14

Schedule II -- Valuation and Qualifying Accounts                                                     29



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Whitehall Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Whitehall Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitehall Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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


                                                          ARTHUR ANDERSEN LLP

Dallas, Texas,
March 21, 1996

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                               ASSETS                                                    December 31,
                                                                                         ------------
                                                                                    1995             1994
                                                                              ---------------- ----------------
CURRENT ASSETS:
   Cash and cash equivalents                                                    $  7,382,000     $  9,456,000
   Accounts receivable, net                                                       17,397,000        6,988,000
   Inventories                                                                     7,137,000        6,304,000
   Prepaid expenses and other                                                        397,000          582,000
                                                                                ------------     ------------

                 TOTAL CURRENT ASSETS                                             32,313,000       23,330,000

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                              399,000          499,000
   Buildings                                                                       1,282,000        1,485,000
   Machinery and equipment                                                        16,723,000       18,148,000
   Leasehold improvements                                                          6,777,000        6,263,000
                                                                                ------------     ------------

                                                                                  25,181,000       26,395,000
   Allowances for depreciation and amortization                                   18,312,000       20,012,000
                                                                                ------------     ------------

                                                                                   6,869,000        6,383,000

NOTES RECEIVABLE                                                                   2,000,000        2,500,000
                                                                                ------------     ------------


                 TOTAL ASSETS                                                   $ 41,182,000     $ 32,213,000
                                                                                ============     ============


      The accompanying notes are an integral part of these balance sheets.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                LIABILITIES AND SHAREHOLDERS' EQUITY                                     December 31,
                                                                                         ------------
                                                                                    1995             1994
                                                                               --------------   ---------------
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                     $  9,104,000    $   4,098,000
   Accrued environmental costs                                                       625,000          736,000
   Federal income tax liability                                                    1,186,000          200,000
                                                                                ------------    -------------

                 TOTAL CURRENT LIABILITIES                                        10,915,000        5,034,000

DEFERRED INCOME TAX LIABILITY                                                          -              190,000

OTHER NON-CURRENT LIABILITIES                                                        168,000             -

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $5.00 par value:
   Authorized 500,000 shares -- none issued                                            -                 -
   Common stock, $.10 par value:
   Authorized 5,000,000 shares, issued 3,800,556 and 3,786,956
   at December 31, 1995 and 1994                                                     380,000          379,000
   Additional paid-in capital                                                      1,360,000        1,200,000
   Retained earnings                                                              44,504,000       41,555,000
                                                                                ------------    -------------

                                                                                  46,244,000       43,134,000

   Less- treasury stock (1,080,656  shares at December 31, 1995
       and 1994), at cost                                                        (16,145,000)     (16,145,000)
                                                                                ------------    -------------

                                                                                  30,099,000       26,989,000
                                                                                ------------    -------------

                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 41,182,000    $  32,213,000
                                                                                ============    =============


      The accompanying notes are an integral part of these balance sheets.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                                                                December 31,
                                                                                ------------
                                                                   1995             1994             1993
                                                              ---------------  ---------------  ---------------
Net sales:
   Products                                                    $ 13,588,000      $ 6,695,000     $  8,729,000
   Services                                                      42,641,000       25,403,000       22,181,000
                                                               ------------      -----------     ------------
                                                                 56,229,000       32,098,000       30,910,000


Cost of sales:
   Products                                                      10,875,000        4,471,000        6,763,000
   Services                                                      37,510,000       23,115,000       19,691,000
                                                               ------------      -----------     ------------
                                                                 48,385,000       27,586,000       26,454,000

   GROSS PROFIT                                                   7,844,000        4,512,000        4,456,000

Selling, engineering and administrative                           4,969,000        7,100,000        8,596,000
                                                               ------------      -----------     ------------


   INCOME (LOSS) FROM OPERATIONS                                  2,875,000       (2,588,000)      (4,140,000)

Other income, net                                                   963,000        1,364,000          950,000
                                                               ------------      -----------     ------------

   INCOME (LOSS) BEFORE INCOME TAXES                              3,838,000       (1,224,000)      (3,190,000)

Income tax (expense) benefit                                       (889,000)          -             1,322,000
                                                               ------------      -----------     ------------

   NET INCOME (LOSS)                                              2,949,000       (1,224,000)      (1,868,000)

Retained earnings at beginning of year                           41,555,000       42,779,000       44,647,000

   RETAINED EARNINGS AT END OF YEAR                            $ 44,504,000      $41,555,000     $ 42,779,000
                                                               ============      ===========     ============

Net income (loss) per share                                    $       1.05      $     (0.45)     $     (0.67)
                                                               ============      ===========     ============

   The accompanying notes are an integral part of these financial statements.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              December 31,
                                                                              ------------
                                                                 1995            1994           1993
                                                            --------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                        $  2,949,000     $(1,224,000)   $ (1,868,000)
   Adjustments to reconcile net income (loss) to cash
      provided by (used in) operating activities-
      Depreciation and amortization                            1,097,000         982,000       1,114,000
      Gain on sale of fixed assets                              (650,000)       (512,000)       (159,000)
      Changes in operating assets and liabilities--
          Accounts receivable, net                           (10,409,000)     (1,322,000)        352,000
          Recoverable Federal income taxes                         -           3,910,000      (1,802,000)
          Federal income tax liability                         1,186,000           -               -
          Deferred income taxes                                 (390,000)         77,000       1,216,000
          Inventories                                           (833,000)      1,601,000)        305,000
          Prepaid expenses and other                             185,000       1,157,000      (1,290,000)
          Other non-current assets                                 -               -             156,000
          Accounts payable and accrued liabilities             5,006,000         598,000         (13,000)
          Other liabilities                                       57,000         (75,000)        (12,000)
                                                            ------------    ------------   -------------
             Total adjustments                                (4,751,000)      3,214,000        (133,000)
                                                            ------------    ------------   -------------

             CASH PROVIDED BY (USED IN)
                OPERATING ACTIVITIES                          (1,802,000)      1,990,000      (2,001,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of marketable securities                                  -           4,463,000       5,925,000
   Capital expenditures                                       (1,668,000)       (467,000)     (2,313,000)
   Notes receivable                                              500,000      (2,541,000)          -
   Proceeds from sale of fixed assets                            735,000         711,000         468,000
                                                            ------------    ------------   -------------

             CASH PROVIDED BY (USED IN)
                INVESTING ACTIVITIES                            (433,000)      2,166,000       4,080,000

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock from exercise of stock options       161,000         149,000           -
   Purchases of treasury stock                                     -            (174,000)     (3,441,000)
                                                            ------------    ------------   -------------

             CASH PROVIDED BY (USED IN)
                FINANCING ACTIVITIES                             161,000         (25,000)     (3,441,000)
                                                            ------------    ------------   -------------

Net increase (decrease) in cash and cash equivalents          (2,074,000)      4,131,000      (1,362,000)
Cash and cash equivalents at beginning of period               9,456,000       5,325,000       6,687,000
                                                            ------------    ------------   -------------
Cash and cash equivalents at end of period                  $  7,382,000    $  9,456,000   $   5,325,000
                                                            ============    ============   =============

SUPPLEMENTAL INFORMATION:

Cash received during the year for:
   Income taxes                                             $    612,000    $  4,596,000   $   1,829,000


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

Use of Estimates: Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to 1994 and 1993 amounts to conform with the 1995 presentation.

Long-Term Contracts: Revenue on long-term contracts is recognized using the percentage of completion or unit of delivery method. On contracts where the percentage of completion method is applied, revenue and income is accrued in the proportion that costs incurred bear to management's estimate of total contract costs. Any known or anticipated losses are provided for currently.

Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with creditworthy financial institutions and, thus, limits the amount of credit exposure to any one entity. The Company's customer base is comprised primarily of U.S. airlines and air transport companies.

Inventories:  Inventories are carried at average cost, not in excess of market.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. Provisions for depreciation and amortization have been computed generally using the straight-line method over the estimated useful lives of the assets.

Research and Development: Research and development costs are included in selling, engineering and administrative expenses and amounted to approximately $45,000 in 1995, $1,993,000 in 1994 and $1,936,000 in 1993.

Federal Income Taxes: The Company accounts for income taxes using an asset and liability approach for financial accounting and income tax reporting. Deferred tax liabilities and assets are recognized for the estimated future tax effects attributable to temporary differences and carryforwards and are adjusted whenever tax rates or other provisions of income tax statutes change.

The Company and all subsidiaries file a consolidated Federal income tax return. Deferred Federal income taxes have been provided for temporary differences between tax and financial reporting resulting primarily from depreciation provisions, allowances and expense accruals.

Per Share Amounts: Per share computations are based on the weighted average number of common shares outstanding of 2,821,152 in 1995, 2,698,615 in 1994, and 2,781,174 in 1993.

Joint Venture Investment:  See Note M on page 24.

Future Accounting Changes: The Company plans to adopt Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", effective January 1, 1996. Under SFAS No. 121, impairment losses are recognized when information indicates the carrying amount of long-lived assets will not be recovered through future operations or sale. Impairment losses for assets to be held or used in operations will be based on the excess of the carrying amount of the asset over the asset's fair value. SFAS No. 121 will be applied prospectively from the date of adoption and, based on current circumstances, management does not believe the effect of adoption will be material.

The Company also plans to adopt Statement of Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based compensation" effective January 1, 1996. SFAS No. 123 requires the use of an option pricing model to calculate the value of stock-based compensation transactions, but then allows for two alternative methods of reporting the transactions. One method recognizes this value as a cost of compensation and as an expense for the current period. The alternative method permits footnote disclosure of the compensation cost, without charging the amount against earnings. The Company intends to implement the method which utilizes the footnote disclosure alternative and does not expect the adoption of SFAS No. 123 to have a significant impact on consolidated results of operations or financial position of the Company.

                    WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE A -- ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

Cash Equivalents: Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less.

Treasury Shares: During 1991, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. An additional authorization of 250,000 shares was made by the Board of Directors in March 1993. As of December 31, 1994, a total of 628,900 shares had been purchased under these authorizations. The Company did not acquire any treasury stock during 1995. The Company acquired 12,900 and 214,600 shares of its common stock in 1994 and 1993 at prices averaging $13.52 and $16.03 per share, respectively.

Other Income: Other income includes interest earned of $671,000 in 1995, $791,000 in 1994, and $610,000 in 1993. Other income also includes gains on sales of fixed assets of $650,000 in 1995, $512,000 in 1994, and $159,000 in
1993.

Employee Benefits

The Company offers no significant post-employment or post-retirement benefits.

NOTE B -- ACCOUNTS RECEIVABLE, NET

Accounts receivable were as follows:


                                                                                          December 31,
                                                                               ---------------------------------
                                                                                    1995             1994
                                                                               ---------------- ----------------
                 Commercial accounts:
                    Accrued sales not billed                                   $   6,607,000     $  4,145,000
                    Billed                                                         9,821,000        2,899,000
                                                                               -------------     ------------

                                                                                  16,428,000        7,044,000

                 Receivables from foreign governments                                231,000           10,000
                 Receivables from U.S. Government                                    450,000          792,000
                                                                               -------------     ------------

                                                                                     681,000          802,000

                 Advance to joint venture (see Note M, page 24)                    1,020,000            -

                 Less -- allowance for doubtful accounts                             732,000          858,000
                                                                               -------------     ------------

                                                                               $  17,397,000     $  6,988,000
                                                                               =============     ============

Accrued sales not billed will be billed on the basis of contract terms and deliveries. All accrued amounts at December 31, 1995, are expected to be billed and collected in 1996.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE C -- INVENTORIES

The components of inventories were as follows:

                                                                                         December 31,
                                                                               ---------------------------------

                                                                                     1995             1994
                                                                               ---------------- ----------------

                 Finished goods                                                 $  2,849,000      $     966,000
                 Work in process                                                      75,000            782,000
                 Raw materials                                                     4,213,000          4,556,000
                                                                                ------------      -------------

                                                                                $  7,137,000      $   6,304,000
                                                                                ============      =============

Costs included in inventories include raw materials and related labor and overhead costs.

NOTE D -- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows:

                                                                                          December 31,
                                                                               -------------------------------
                                                                                     1995             1994
                                                                               ---------------- --------------
                 Accounts payable                                               $  8,207,000     $  3,488,000
                 Salaries, wages and payroll taxes                                   897,000          610,000
                                                                                ------------     ------------

                                                                                $  9,104,000     $  4,098,000
                                                                                ============     ============

NOTE E -- INCOME TAXES

Federal and state income tax expense (benefit) consisted of the following:

                                                       Year Ended December 31,
                                                       -----------------------
                                   1995                          1994                          1993
                                   ----                          ----                          ----
                          Current        Deferred       Current       Deferred        Current       Deferred
                        -----------    ------------   -----------   ------------    -----------   ------------
Federal             $     1,279,000    $  (390,000)     $  62,000    $ (62,000)     $ (2,845,000)   $ 1,523,000
State                         -              -               -            -                -              -
                    ---------------    ------------     ---------    ----------     -------------   -----------
                    $     1,279,000    $  (390,000)     $  62,000    $ (62,000)     $ (2,845,000)   $ 1,523,000
                    ===============    ============     =========    ==========     =============   ===========

The benefit for income taxes differs from the amount computed by applying the Federal income tax rate to income before income taxes. The following table summarizes the reasons for this difference:

                                                                            Year Ended December 31,
                                                             ---------------------------------------------------
                                                                   1995              1994             1993
                                                             ---------------   --------------    ---------------
                 Income tax provision (benefit) at
                 statutory rate                              $    1,315,000      $ (416,000)      $(1,084,000)
                 Tax-exempt interest income                          -               (4,000)         (133,000)
                 Research and development tax credit                 -                 -             (172,000)
                 Alternative minimum tax                            (12,000)         62,000             -
                 Change in deferred tax allowance                  (515,000)        343,000           164,000
                 Other items -- net                                 101,000          15,000           (97,000)
                                                             --------------     -----------      ------------
                                                             $      889,000     $      -          $(1,322,000)
                                                             ==============     ===========      ============

                    WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE E -- INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:

                                                                                      1995             1994
                                                                                  -----------      -----------
                 Deferred tax assets:
                    Short-term-
                        Uniform cost capitalization                               $   19,000       $  215,000
                        Expense accruals not deducted for tax purposes               596,000          403,000
                                                                                  ----------       ----------
                          Total short-term                                           615,000          618,000

                    Long-term-
                          Other                                                       37,000          239,000
                                                                                  ----------       ----------
                          Total deferred tax assets                                  652,000          857,000

                    Less- Valuation allowance                                       (342,000)        (857,000)
                                                                                  ----------       ----------

                          Net deferred tax asset                                  $  310,000       $     -
                                                                                  ==========       ==========

                 Deferred tax liabilities-
                    Short-term-
                        Costs deducted for tax purposes                           $   56,000       $  200,000

                    Long-term-
                        Difference for depreciation of property, plant,
                            and equipment                                            254,000          190,000
                                                                                  ----------       ----------

                          Total deferred tax liability                            $  310,000       $  390,000
                                                                                  ==========       ==========

                    WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE F -- STOCK OPTION PLANS

In May 1992, the stockholders approved the Whitehall Corporation Incentive Stock Option Plan ("Incentive Plan") and the Whitehall Corporation Non-Employee Directors Stock Option Plan ("Directors Plan"). The Incentive Plan provides for the grant of incentive stock options for up to 325,000 shares of Common Stock to key employees. The Directors Plan provides for the grant of incentive stock options for up to 65,000 shares of Common Stock to non-employee Directors of the Company. Under the Plans, the exercise price for stock options will not be less than the fair market value of the optioned stock at the date of grant. The options granted generally become exercisable over a five-year period beginning one year from the date of grant. At December 31, 1995, 98,100 options were exercisable. The option period under both Plans may not be more than ten years from the date the option is granted. Transactions involving the Plans are summarized as follows:

            Options outstanding, January 1, 1993                                       272,000

                   Granted ($17.00 per share)                                           10,000
                   Canceled ($17.00 per share)                                         (10,000)
                   Exercised                                                              -
                                                                                     ---------

            Options outstanding, December 31, 1993                                     272,000

                   Granted ($11.875-$12.625 per share)                                  50,000
                   Canceled ($11.25-$17.00 per share)                                 (107,000)
                   Exercised ($11.25 per share)                                       ( 13,000)
                                                                                     ---------

            Options outstanding, December 31, 1994                                     202,000

                   Granted ($28.25 per share)                                           10,000
                   Canceled                                                               -
                   Exercised ($11.25-$15.50 per share)                                 (14,000)
                                                                                     ---------

            Options outstanding, December 31, 1995                                     198,000

In 1995, the Company issued 13,600 shares of common stock in conjunction with the exercise of employee stock options, resulting in a $1,000 increase in common stock from $379,000 to $380,000 and a $160,000 increase in additional paid-in-capital from $1,200,000 to $1,360,000.


NOTE G -- SAVINGS PLAN

The Company implemented a voluntary 401(k) savings plan for eligible employees (as defined by the Plan document) effective September 1, 1992. The Company contributed $50.00 per enrolling employee in 1995, 1994 and 1993. In 1995 the Company also contributed $0.10 for every $1.00 contributed by each employee. The Company may make future matching contributions at its discretion. Company contributions totaled approximately $25,000 in 1995 and $1,300 in each year for 1994 and 1993. The Company's contributions vest over a six-year period.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE H -- LEASES

Total rental expense amounted to approximately $105,000 in 1995, $219,000 in 1994, and $318,000 in 1993.

The aggregate future minimum rental commitments as of December 31, 1995, for all noncancelable operating leases are as follows:

                 1996                                                             $   53,000
                 1997                                                                 34,000
                 1998                                                                 30,000
                 1999                                                                 33,000
                 2000                                                                 30,000
                 Thereafter                                                        1,862,000
                                                                                  ----------
                                                                                  $2,042,000
                                                                                  ==========

NOTE I -- INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

The Company operates in three segments: Ocean Systems, Aircraft Maintenance and Electronics. The Ocean Systems segment manufactures and sells underwater sensing systems used for naval surveillance and offshore geophysical surveys. The Aircraft Maintenance segment rebuilds and modifies aircraft airframes and electronic systems. The Electronics segment manufactures and markets quartz crystals and oscillators.

Operating profit represents total revenue less operating expenses, excluding general corporate expenses and interest expense. Total revenue for the segments includes interest income earned by the segments of approximately $12,000, $1,400, and $4,000 in 1995, 1994 and 1993, respectively. Identifiable assets are those assets used in each segment. Corporate assets are principally cash and prepaid items.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE I -- INDUSTRY SEGMENTS AND MAJOR CUSTOMERS (CONTINUED)

Information about the Company's operations in the different segments is summarized as follows:

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                    1995             1994             1993
                                                               --------------   --------------   ------------
                                                                                 (In thousands)
             Sales:
                Ocean Systems                                   $    9,948       $    3,822      $     5,527
                Aircraft Maintenance                                42,641           25,403           22,182
                Electronics                                          3,640            2,873            3,201
                                                                ----------       ----------      -----------

                                                                $   56,229       $   32,098      $    30,910
                                                                ==========       ==========      ===========

             Operating profit and income (loss) before taxes:
                Ocean Systems                                   $      419        $  (2,156)      $   (2,859)
                Aircraft Maintenance                                 3,430              743              506
                Electronics                                            796              580              259
                                                                ----------       ----------      -----------

                                                                $    4,645       $     (833)      $   (2,094)
                                                                ----------       ----------      -----------


             Corporate:
                Interest income                                 $      671       $      791      $       606
                Gain on sale of assets                                 650              512              447
                General and administrative expenses                 (2,128)          (1,672)          (2,137)
                Interest expense                                      -                 (22)             (12)
                                                                ----------       ----------      -----------

                Income (loss) before taxes                      $    3,838       $   (1,224)     $    (3,190)
                                                                ==========       ==========      ===========

             Identifiable assets:
                Ocean Systems                                   $    6,518       $    4,934      $     6,349
                Aircraft Maintenance                                24,078           14,520           10,120
                Electronics                                          2,627            1,747            1,744
                Corporate                                            7,959           11,012           14,650
                                                                ----------       ----------      -----------

                                                                $   41,182       $   32,213      $    32,863
                                                                ==========       ==========      ===========

             Depreciation and amortization:
                Ocean Systems                                   $      219       $      153      $        72
                Aircraft Maintenance                                   813              757              717
                Electronics                                             27               33              262
                Corporate                                               38               39               63
                                                                ----------       ----------      -----------

                                                                $    1,097       $      982      $     1,114
                                                                ==========       ==========      ===========


                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE I -- INDUSTRY SEGMENTS AND MAJOR CUSTOMERS (CONTINUED)

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                    1995             1994            1993
                                                               --------------   --------------   -----------
                                                                                (In thousands)
             Capital expenditures:
                Ocean Systems                                  $       181        $     275     $       617
                Aircraft Maintenance                                 1,441              164           1,456
                Electronics                                             46               28              25
                Corporate                                             -                -                215
                                                               -----------        ---------     -----------

                                                               $     1,668        $     467     $     2,313
                                                               ===========        =========     ===========

Sales to U.S. Government agencies were as follows:

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                    1995             1994             1993
                                                                ------------     ------------     ------------
                                                                                (In thousands)
                Ocean Systems                                     $ 1,218          $  3,137         $ 3,355
                Aircraft Maintenance                                  -                   7           1,124
                Electronics                                           -                 -               -
                                                                  -------           -------         -------
                                                                  $ 1,218           $ 3,144         $ 4,479
                                                                  =======           =======         =======

The Company has two customers in the Aircraft Maintenance segment that account for at least 10% of 1995 consolidated revenues: Valujet Airlines and Continental Airlines. Valujet Airlines accounted for approximately 30% of consolidated net sales in 1995 and 11% of consolidated net sales in 1994. Continental Airlines accounted for 21% of consolidated net sales in 1995. The United States Government accounted for approximately 2% of net sales in 1995, 10% of consolidated net sales in 1994 and 14% of consolidated net sales in 1993. Emery Worldwide accounted for 9% of consolidated net sales in 1995, 25% of consolidated net sales in 1994 and 27% of consolidated net sales in 1993. Southern Air Transport accounted for approximately 2% of consolidated net sales in 1995, 18% of consolidated net sales in 1994 and 6% of consolidated net sales in 1993. The Mexican Government accounted for approximately 1% of consolidated net sales in 1995, 3% of consolidated net sales in 1994 and 13% of consolidated net sales in 1993.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE J -- SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                         Quarter Ended
                                                                         -------------
                                                  Mar. 31        June 30        Sep. 30        Dec. 31        Total
                                                  -------        -------        -------        -------     -----------
                                                              (In thousands, except for per share data)
         1995:
            Net sales                             $14,299        $14,004        $12,705        $15,221       $56,229
            Gross profit                            1,828          2,131          1,925          1,960         7,844
            Net income                                568            674            836            871         2,949
            Net income per
                common share                        $0.21          $0.25          $0.29          $0.31         $1.05

         1994:
            Net sales                              $5,554         $9,233         $8,698         $8,613       $32,098
            Gross profit                              585          1,405          1,104          1,418         4,512
            Net income (loss)                        (959)          (284)          (172)           191        (1,224)
            Net income (loss) per common share     $(0.36)        $(0.11)        $(0.06)         $0.07        $(0.45)


NOTE K -- COMMITMENTS AND CONTINGENCIES

         On May 10, 1991, an action was filed in the District Court of Dallas County, Texas, by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that (i) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and were the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. On August 17, 1994, the defendants were granted a partial summary judgment. On October 24, 1994, Mr. Webster filed a third amended petition and alleged the following causes of action: tortious interference with contractual relations against Cambridge Capital Fund, L.P., and directors George F. Baker and John J. McAtee; intentional infliction of emotional distress and breach of oral contracts. The third amended petition sought compensatory and punitive damages in excess of $35 million. On January 12, 1995, the Court entered an abatement on one of the breach of oral contract claims against the Company and entered a summary judgment in the defendants' favor on all remaining claims alleged by Mr. Webster. On February 26, 1996, the Court granted a summary judgment in favor of the defendants on Mr. Webster's remaining claims and entered a take nothing final judgment which dismissed all of Mr. Webster's claims with prejudice to refiling. On March 26, 1996, Mr. Webster appealed the final judgment to the Dallas, Texas Court of Appeals. Management intends to vigorously defend the appeal.

         On September 22, 1992, Mr. Webster filed an action in the District Court of Dallas County, Texas, against First City, Texas-Dallas ("First City"), the Company and a former employee of the Company. As receiver for First City, the Federal Deposit Insurance Corporation has intervened and removed this case to the U.S. District Court for the Northern District of Texas. The petition alleged, among other things, that (i) the Company interfered with Mr. Webster's existing and prospective contractual relationship with the former employee and First City, a national banking institution; (ii) the Company has converted to its own use the former employee's Company stock which allegedly was owned by Mr. Webster; (iii) the Company, First City and the employee conspired to commit fraud against Mr. Webster; and (iv) the actions of the Company, First City, and the former employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. By orders dated June 2, 1994 and June 20, 1994, the Company was granted a summary judgment on all claims alleged by Mr. Webster. On July 31, 1995, the Court entered a final judgment disposing of all claims alleged against all parties. Mr. Webster has appealed the final judgment to the United States Court of Appeals for the Fifth Circuit. Management intends to vigorously defend the appeal.

                    WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE K -- COMMITMENTS AND CONTINGENCIES (CONTINUED)


Aero is taking remedial action pursuant to Environmental Protection Agency ("EPA") regulations at the Lake City, Florida facility. The Company does not anticipate any material direct effects upon the capital expenditures, earnings and competitive position of the Company from compliance with present Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does expect, however, that compliance with such regulations will require, from time to time, both increased operating costs and capital expenditures which may be substantial.
As of December 31, 1995 and 1994, the Company had reserved approximately $625,000 and $736,000 respectively for anticipated environmental remediation costs at the Aero facility. The decrease in accrued environmental remediation costs was due to expenditures and additional information obtained relating to the nature and extent of required remediation. The Company will install a clay barrier over one section of the leased property and additional testing determined another clay barrier will not be required over a second section of the property. Other remaining costs to be incurred will include testing and monitoring to be performed over a 20 to 30 year period. Actual costs to be incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

The Company is also involved in certain legal proceedings in the normal course of its business.

After consultation with counsel, management is of the opinion that the outcome of the above-mentioned proceedings will not have a material effect on the financial position or results of operations of the Company.

To comply with the financial assurances required by the Florida Department of Environmental Protection (FDEP), the Company requested and a bank issued a $2,800,000 standby letter of credit in favor of the FDEP. This letter of credit meets all conditions required by the FDEP.

In January 1996, the Company entered into a line of credit agreement with a bank for a total availability of $8 million.

NOTE L -- RELATED PARTY TRANSACTIONS

On December 31, 1995, two officers of the Company were indebted to the Company in the aggregate amount of approximately $363,000. This amount is classified as accounts receivable and is fully reserved.

A company owned by an officer of the Company was paid $9,000 in 1994 and $66,000 in 1993 for facilities and services provided in connection with Company functions held for personnel and clients.

The Company paid $12,000 in 1995 and $18,400 in 1994 in consulting fees to a member of the Board of Directors.

                    WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE M -- JOINT VENTURE INVESTMENT

During 1994, the Company obtained 40% ownership of a joint venture involved in the development of aircraft-related technology for an investment of $1,000.
The Company obtained a promissory note for an advance of $2,000,000 to the joint venture. The principal balance of the promissory note accrues interest at a maximum rate of 5% per annum, and the principal balance with accrued interest are due January 5, 1999. The note is secured by certain assets of the joint venture. During 1995, the Company advanced an additional $1,020,000 to the joint venture. This advance, due on demand, is included in accounts receivable.

Summarized financial information for the joint venture as of December 31, 1994, is as follows:

                 Current assets                                   $8,137,000
                 Non-current assets                                  798,000
                 Current liabilities                               4,073,000
                 Long-term debt                                    2,000,000
                 Partners' capital                                 2,862,000

For the period of inception (January 5, 1994) through December 31, 1994:

                 Net sales                                        $1,545,000
                 Cost and expenses                                 1,684,000
                 Net loss                                            139,000

Based on the joint venture's size relative to the Company's operations, no summary information is required for 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the Executive Officers of the Registrant is contained in Part I of this Annual Report under the caption "Executive Officers of the Registrant." Information with respect to the Directors of the Registrant is contained in the definitive proxy statement under the captions "Election of Directors," "Nominees for Election as Directors," "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1. The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

                 Consolidated Balance Sheets at December 31, 1995 and 1994 Consolidated Statements of Income and Retained Earnings for
                    the years ended December 31, 1995, 1994 and 1993
                 Consolidated Statements of Cash Flows for the years ended
                    December 31, 1995, 1994 and 1993
                 Notes to Consolidated Financial Statements

         2. The following consolidated financial statement schedule of the Company and its subsidiaries is included herewith on page 29:


                 Schedule II      -Valuation and qualifying accounts

             All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

             3.  Exhibits

     Exhibit       Incorporated by Reference to             Description
     -------       ----------------------------             -----------
         (3)       Form 10-K December 31, 1987              a.  Restated Certificate of Incorporation

                   Form 10-K December 31, 1992              b.  Restated bylaws

       (10)                                                 MATERIAL CONTRACTS

                   Form 10-K December 31, 1987              a.  Resolutions adopted by the Compensation Committee of the
                                                                Board of Directors of Whitehall Corporation on March 14,
                                                                1988, approved by the full Board of Directors on March
                                                                22, 1988, relating to benefits payable to survivors of
                                                                Mr. Lee D. Webster.

                   Form 10-K December 31, 1974              b.  Whitehall Corporation Management Security Agreement

                   Form 10-K December 31, 1992              c.  Whitehall Corporation Incentive Stock Option Plan

                   Form 10-K December 31, 1992              d.  Whitehall Corporation Non-Employee Directors Stock Option
                                                                Plan, as amended by Amendment No. 1 thereto

                   Form 10-K December 31, 1992              e.  Lease between Aero Corporation and City of Lake City,
                                                                Florida dated December 30, 1992


       (21)        --                                       SUBSIDIARIES OF THE REGISTRANT

       (23)        --                                       CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


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

                                         WHITEHALL CORPORATION

                                         By   / s / G.F. BAKER
                                           -----------------------------
                                         George F. Baker
                                         Chairman of the Board

Date:  March 28, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

               Signature                                      Title                               Date
               ---------                                      -----                               ----
  / s /   G.F. BAKER                       Chairman of the Board                         March 28, 1996
- -----------------------------------------  (Principal executive officer)
       George F. Baker


  / s /    JOHN H. WILSON                  President                                     March 28, 1996
- ------------------------------------
        John H. Wilson


 / s /     E. F. CAMPBELL III              Vice President and Treasurer                  March 28, 1996
- -------------------------------------      (Principal financial officer)
       E. Forrest Campbell, III


 / s /     DANIEL R. DONHAM                Vice President and Controller                 March 28,1996
- -------------------------------            (Principal accounting officer)
      Daniel R. Donham


 / s /    BRUCE C. CONWAY                  Director                                      March 28, 1996
- -------------------------------
        Bruce C. Conway


 / s /     ARTHUR H. HUTTON                Director                                      March 28, 1996
- -------------------------------
        Arthur H. Hutton


 / s /     JOHN J. MCATEE                  Director                                      March 28, 1996
- ------------------------------------
        John J. McAtee, Jr.


 / s /     J.S. PARKER                     Director                                      March 28, 1996
- --------------------------------
        Jack S. Parker


 / s /     LEWIS S. WHITE                  Director                                      March 28, 1996
- --------------------------------
        Lewis S. White


                                                                     SCHEDULE II

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


                                                             Additions
                                                             ---------
                                      Balance at       Charges      Charged to                        Balance at
                                      Beginning     to Costs and  Other Accounts    Deductions          End of
       Description                    of Period       Expenses       Describe        Describe           Period
       -----------                   -----------   -------------  --------------   -----------        -----------
YEAR ENDED
DECEMBER 31, 1995:
Reserves and allowances deducted
  from asset accounts-
  Allowance for uncollectible
      accounts                        $   858,000    $   748,000   $    -         $    874,000 (1)   $    732,000
  Allowance for obsolete inventory          -            300,000        -                -                300,000
                                      -----------    -----------   ----------     ------------       ------------

         Totals                       $   858,000    $ 1,048,000   $    -         $    874,000          1,032,000
                                      ===========    ===========   ==========     ============       ============

Accrued environmental cost            $   736,000    $   416,000   $    -         $    527,000 (3)   $    625,000
                                      ===========    ===========   ==========     ============       ============

YEAR ENDED
DECEMBER 31, 1994:
Reserves and allowances deducted
  from asset accounts-
  Allowance for uncollectible
      accounts                        $   828,000    $    94,000   $    -         $     64,000 (1)   $    858,000
  Allowance for obsolete inventory         30,000           -           -               30,000 (4)          -
                                      -----------    -----------   ----------     ------------       ------------

         Totals                       $   858,000    $    94,000   $    -         $     94,000       $    858,000
                                      ===========    ===========   ==========     ============        ===========

Accrued environmental cost            $   538,000    $   416,000   $    -         $    218,000 (3)   $    736,000
                                      ===========    ===========   ==========     ============       ============

YEAR ENDED
DECEMBER 31, 1993:
Reserves and allowances deducted
  from asset accounts-
  Allowance for uncollectible
      accounts                        $ 1,492,000    $   128,000   $    -         $    792,000 (1)   $    828,000
  Allowance for obsolete inventory        821,000           -           -              791,000 (2)         30,000
                                      -----------    -----------   ----------     ------------       ------------

         Totals                       $ 2,313,000    $   128,000   $    -         $  1,583,000       $    858,000
                                      ===========    ===========   ==========     ============       ============

Accrued environmental cost            $   887,000    $      -      $    -         $    349,000 (3)   $    538,000
                                      ===========    ===========   ==========     ============       ============


(1) Uncollectible accounts written off, net of recoveries.
(2) Disposal of inventory.
(3) Environmental clean-up costs incurred.
(4) Inventory cost adjustments

                               INDEX TO EXHIBITS


    EXHIBIT
     NUMBER                      DESCRIPTION
    -------                      -----------
       (21)        --    SUBSIDIARIES OF THE REGISTRANT

       (23)        --    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

       (27)        --    FINANCIAL DATA SCHEDULE