Form 10-Q
period 1996-03-31
WHITEHALL CORP
filed 1996-05-14
CIK 106827

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                                --------------

                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996
      --------------

                   Common Stock, $0.10 par value: 2,741,300
                                                  ---------

                                     INDEX

                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1996

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                                                                          PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets
                     March 31, 1996 and December 31, 1995   . . . . . . .  1

             Condensed Consolidated Statements of Operations
                     Three months ended March 31, 1996 and 1995   . . . .  2

             Consolidated Statements of Cash Flows
                     Three months ended March 31, 1996 and 1995   . . . .  3

             Notes to Condensed Consolidated Financial Statements
                     March 31, 1996   . . . . . . . . . . . . . . . . . .  4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . .  6


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .  7

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  8


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

PART I. FINANCIAL INFORMATION

WHITEHALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)


                                                           March 31,     December 31,
ASSETS                                                       1996            1995
- ------                                                   ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                              $  4,736,000    $  7,382,000
  Accounts receivable, net                                 22,169,000      17,397,000

  Inventories:
    Finished products                                       2,601,000       2,849,000
    Products in process                                       578,000          75,000
    Materials and supplies                                  4,947,000       4,213,000
                                                         ------------    ------------

                                                            8,126,000       7,137,000

  Prepaid expenses and other                                  566,000         397,000
                                                         ------------    ------------

       TOTAL CURRENT ASSETS                                35,597,000      32,313,000

PROPERTY, PLANT AND EQUIPMENT                              25,733,000      25,181,000
Less allowances for depreciation and amortization         (18,557,000)    (18,312,000)
                                                         ------------    ------------

                                                            7,176,000       6,869,000

NOTES RECEIVABLE                                            2,000,000       2,000,000
                                                         ------------    ------------

       TOTAL ASSETS                                      $ 44,773,000    $ 41,182,000
                                                         ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued liabilities               $ 12,055,000    $  9,104,000
  Accrued environmental costs                                 573,000         625,000
  Federal income tax liability                                573,000       1,186,000
                                                         ------------    ------------

       TOTAL CURRENT LIABILITIES                           13,201,000      10,915,000

NON-CURRENT LIABILITIES                                       152,000         168,000

SHAREHOLDERS' EQUITY
  Common stock, $.10 par value:
    Authorized shares - 5,000,000
    Issued shares (1996 - 3,821,956; 1995 - 3,800,556)        382,000         380,000
  Additional paid-in capital                                1,616,000       1,360,000
  Retained earnings                                        45,567,000      44,504,000
                                                         ------------    ------------

                                                           47,565,000      46,244,000
  Less treasury shares at cost
    (1996 and 1995- 1,080,656)                            (16,145,000)    (16,145,000)
                                                         ------------    ------------

                                                           31,420,000      30,099,000
                                                         ------------    ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 44,773,000    $ 41,182,000
                                                         ============    ============

See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)




                                                   For the Three
                                                   Months Ended
                                                     March 31,
                                          ----------------------------
                                              1996            1995
                                          ------------    ------------
Net Sales
  Products                                $  2,513,000    $  3,887,000
  Services                                  17,674,000      10,412,000
                                          ------------    ------------
                                            20,187,000      14,299,000

Cost of Sales
  Products                                   1,947,000       3,172,000
  Services                                  15,148,000       9,299,000
                                          ------------    ------------
                                            17,095,000      12,471,000
                                          ------------    ------------

      GROSS PROFIT                           3,092,000       1,828,000

Operating expenses:
    Selling, general and administrative      1,497,000       1,258,000
    Research and development                    37,000           4,000
                                          ------------    ------------

Total operating expenses                     1,534,000       1,262,000

INCOME FROM OPERATIONS                       1,558,000         566,000

Other income, net                               52,000         189,000
                                          ------------    ------------

INCOME BEFORE INCOME TAXES                   1,610,000         755,000

Income tax                                    (547,000)       (187,000)
                                          ------------    ------------


NET INCOME                                $  1,063,000    $    568,000
                                          ============    ============






NET INCOME PER SHARE                             $0.37           $0.21
                                          ============    ============


See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                            For the
                                                                      Three Months Ended
                                                                           March 31,
                                                                 ---------------------------
                                                                     1996           1995
                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  1,063,000   $    568,000
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                      245,000        259,000
   Gain on sale of fixed assets                                             0       (290,000)
   Accounts receivable, net                                        (4,772,000)    (3,769,000)
   Inventories                                                       (989,000)         5,000
   Prepaid expenses and other                                        (169,000)        80,000
   Accounts payable and accrued liabilities                         2,338,000      3,304,000
   Accrued environmental costs                                        (52,000)      (170,000)
   Non-current liabilities                                            (16,000)       240,000
                                                                 ------------   ------------

    Total adjustments                                              (3,415,000)      (341,000)
                                                                 ------------   ------------

     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (2,352,000)       227,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (552,000)      (580,000)
  Notes receivable                                                          0       (921,000)
  Proceeds from sale of fixed assets                                        0        374,000
                                                                 ------------   ------------

     CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (552,000)    (1,127,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock from exercise of stock options             258,000         12,000
                                                                 ------------   ------------

     CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  258,000         12,000

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (2,646,000)      (888,000)
                                                                 ------------   ------------

          CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       $  7,382,000   $  9,456,000
                                                                 ------------   ------------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  4,736,000   $  8,568,000
                                                                 ============   ============

See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

MARCH 31, 1996


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


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


NOTE C - COMMITMENTS AND CONTINGENCIES

     On May 10, 1991, an action was filed in the District Court of Dallas County, Texas, by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that (i) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and were the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. On August 17, 1994, the defendants were granted a partial summary judgment. On October 24, 1994, Mr. Webster filed a third amended petition and alleged the following causes of action: tortious interference with contractual relations against Cambridge Capital Fund, L.P., and directors George F. Baker and John J. McAtee; intentional infliction of emotional distress; and breach of oral contracts. The third amended petition sought compensatory and punitive damages in excess of $35 million. On January 12, 1995, the Court entered an abatement on one of the breach of oral contract claims against the Company and entered a summary judgment in the defendants' favor on all remaining claims alleged by Mr. Webster. On February 26, 1996, the Court granted a summary judgment in favor of the defendants on Mr. Webster's remaining claim and entered a take nothing final judgment which dismissed all of Mr. Webster's claims with prejudice to refiling. On March 26, 1996, Mr. Webster appealed the final judgment to the Dallas Court of Appeals. Management intends to vigorously defend the appeal.

     On September 22, 1992, Mr. Webster filed an action in the District Court of Dallas County, Texas, against First City, Texas-Dallas ("First City"), the Company and a former employee of the Company. As receiver for First City, the Federal Deposit Insurance Corporation has intervened and removed this case to the U.S. District Court for the Northern District of Texas. The petition alleged, among other things, that ( i ) the Company interfered with Mr. Webster's existing and prospective contractual relationship with the former employee and First City, a national banking institution; (ii) the Company has converted to its own use the former employee's Company stock which allegedly was owned by Mr. Webster; (iii) the Company, First City and the former employee conspired to commit fraud against Mr. Webster; and (iv) the actions of the Company, First City, and the former employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. By orders dated June 2, 1994 and June 20, 1994, the Company was granted a summary judgment on all claims alleged by Mr. Webster. On July 31, 1995, the Court entered a final judgment disposing of all claims alleged against all parties. Mr. Webster has appealed the final judgment to the United States Court of Appeals for the Fifth Circuit. Management intends to vigorously defend the appeal.

Aero is taking remedial action pursuant to Environmental Protection Agency ("EPA") regulations at the Lake City, Florida facility. The Company does not anticipate any material direct effects upon the capital expenditures, earnings and competitive position of the Company from compliance with present Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does expect, however, that compliance with such regulations will require, from time to time, both increased operating costs and capital expenditures which may be substantial. As of March 31, 1996 and December 31, 1995, the Company had reserved approximately $573,000 and $625,000 respectively for anticipated environmental remediation costs at the Aero facility. The decrease in accrued environmental remediation costs was due to expenditures. Other remaining costs to be incurred will include testing and monitoring to be performed over a 20 to 30 year period. Actual costs to be incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

     Whitehall Corporation's consolidated sales for the three months ended March 31, 1996 were $20,187,000, a 41% increase over the sales reported in the first quarter of 1995. Sales for the first quarter of 1996 increased by 70% in the Aircraft Maintenance segment, decreased by 42% in the Ocean Systems segment and decreased by 7% in the Electronics segment. Aircraft Maintenance sales reflect additional commercial aircraft maintenance work. The decrease in sales in the Ocean Systems segment is primarily attributable to contract completions and the lack of follow-on contracts. Since the Company has decided to focus its resources in the Aircraft Maintenance segment, expenditures in the Ocean System segment will be minimized while the Company seeks a buyer or joint venture partner for Hydroscience, Inc.

     The Company recorded income from operations of $1,558,000 in the first quarter of 1996, an increase of 175% compared to $566,000 in the same period of 1995. The Aircraft Maintenance segment reported operating income of $2,018,000 for the first quarter of 1996 compared to operating income of $753,000 for the same period of 1995. The improvement in the Aircraft Maintenance segment resulted primarily from the increase in sales volume. The Ocean Systems segment recorded operating income of $80,000 for the first quarter of 1996 compared to operating income of $196,000 for the same period of 1995. The Ocean System segment's profitability declined as result of the reduction in sales. The Electronics segment's operating income totaled $131,000 for the first quarter of 1996 compared to operating income of $184,000 for the same period of 1995. Corporate office expense totaled $671,000 for the first quarter of 1996 compared to $567,000 for the same period of 1995.

     Other income totaled $52,000 in the first quarter of 1996 compared to $189,000 in the same period of 1995. Other income for the first quarter of 1996 consists primarily of interest earned on invested cash offset by other expenses. The same period of 1995 included interest on invested cash and gain on sale of idle assets offset by other expenses.

FINANCIAL CONDITION

     Cash and cash equivalents decreased during the first quarter of 1996 by $2,646,000, primarily as a result of the cash used by operations and capital expenditures.

     During the first quarter of 1996, cash used in operations totaled $2,352,000, as compared to cash provided by operations of $227,000 in the same period of 1995. The cash used in operations was a result of the increase in accounts receivable. Accounts receivable increased by $4,772,000 during the first quarter of 1996 as a result of the increase in sales volume in the Aircraft Maintenance segment. Inventory and accounts payable also increased as a result of the increased activity. The Company's capital expenditures totaled $552,000 during the first quarter of 1996 compared to $580,000 during the same period of 1995.

     The Company believes its cash balances and line of credit facility are sufficient to meet its short and long-term capital requirements.

     During the first quarter of 1996 the Company did not acquire any additional shares of its common stock. At March 31, 1996 there were approximately 121,100 additional shares available for repurchase under the Company's current repurchase authorization. The Company may continue to acquire stock as market conditions warrant.

     At March 31, 1996 the Company's consolidated firm backlog totaled $56,196,000 compared to $65,800,000 at December 31, 1995. This backlog is not indicative of sales for the coming year as some portion of the backlog relates to work to be performed beyond 1996. In addition, the backlog is based on management's estimate of work to be performed in accordance with customer supplied aircraft input dates and does not include any drop-in aircraft nor contracts for which the Company is curently bidding.

                         PART II  -  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The information contained in Item 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

     On May 10, 1991, an action was filed in the District Court of Dallas County, Texas, by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that (i) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and were the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. On August 17, 1994, the defendants were granted a partial summary judgment. On October 24, 1994, Mr. Webster filed a third amended petition and alleged the following causes of action: tortious interference with contractual relations against Cambridge Capital Fund, L.P., and directors George F. Baker and John J. McAtee; intentional infliction of emotional distress; and breach of oral contracts. The third amended petition sought compensatory and punitive damages in excess of $35 million. On January 12, 1995, the Court entered an abatement on one of the breach of oral contract claims against the Company and entered a summary judgment in the defendants' favor on all remaining claims alleged by Mr. Webster. On February 26, 1996, the Court granted a summary judgment in favor of the defendants on Mr. Webster's remaining claim and entered a take nothing final judgment which dismissed all of Mr. Webster's claims with prejudice to refiling. On March 26, 1996, Mr. Webster appealed the final judgment to the Dallas Court of Appeals. Management intends to vigorously defend the appeal.

     On September 22, 1992, Mr. Webster filed an action in the District Court of Dallas County, Texas, against First City, Texas-Dallas ("First City"), the Company and a former employee of the Company. As receiver for First City, the Federal Deposit Insurance Corporation has intervened and removed this case to the U.S. District Court for the Northern District of Texas. The petition alleged, among other things, that ( i ) the Company interfered with Mr. Webster's existing and prospective contractual relationship with the former employee and First City, a national banking institution; (ii) the Company has converted to its own use the former employee's Company stock which allegedly was owned by Mr. Webster; (iii) the Company, First City and the former employee conspired to commit fraud against Mr. Webster; and (iv) the actions of the Company, First City, and the former employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. By orders dated June 2, 1994 and June 20, 1994, the Company was granted a summary judgment on all claims alleged by Mr. Webster. On July 31, 1995, the Court entered a final judgment disposing of all claims alleged against all parties. Mr. Webster has appealed the final judgment to the United States Court of Appeals for the Fifth Circuit. Management intends to vigorously defend the appeal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following Exhibits are included herein:

             (11) Statement re: computation of earnings per share

             (27) Financial Data Schedule

     The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WHITEHALL CORPORATION


Date     May 13, 1996                   By   /s/ John H. Wilson
     --------------------------            -------------------------------------
                                             John H. Wilson, President




Date     May 13, 1996                   By   /s/ E. F. Campbell, III
     --------------------------            -------------------------------------
                                             E. Forrest Campbell, III, Treasurer

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER             DESCRIPTION
- -------            -----------
 (11)             Statement re: computation of earnings per share

 (27)             Financial Data Schedule