Form 10-Q
period 1996-06-30
WHITEHALL CORP
filed 1996-08-14
CIK 106827

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


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



                                      N/A
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes   X      No
    -----       -----

Number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996
      -------------

                   Common Stock, $0.10 par value:  2,747,800
                                                   ---------

                                     INDEX

                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 1996

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                                                                                                        PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets
                     June 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . .   1

             Condensed Consolidated Statements of Operations
                     Three and six months ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . .   2

             Consolidated Statements of Cash Flows
                     Six months ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . .   3

             Notes to Condensed Consolidated Financial Statements
                     June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Item 2.  Management`s Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . .   9

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

PART I. FINANCIAL INFORMATION

WHITEHALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)


                                                                                     June 30,             December 31,
ASSETS                                                                                 1996                  1995
- ------                                                                             ===========            ===========
CURRENT ASSETS
  Cash and cash equivalents                                                        $ 4,681,000            $ 7,382,000
  Accounts receivable, net                                                          18,548,000             17,397,000
  Inventories:
    Finished products                                                                2,427,000              2,849,000
    Products in process                                                                820,000                 75,000
    Materials and supplies                                                           6,137,000              4,213,000
                                                                                   -----------            -----------
                                                                                     9,384,000              7,137,000
                                                                                   -----------            -----------
  Prepaid expenses and other                                                           827,000                397,000
                                                                                   -----------            -----------
       TOTAL CURRENT ASSETS                                                         33,440,000             32,313,000
PROPERTY, PLANT AND EQUIPMENT                                                       26,462,000             25,181,000
Less allowances for depreciation and amortization                                  (18,782,000)           (18,312,000)
                                                                                   -----------            -----------
                                                                                     7,680,000              6,869,000
NOTES RECEIVABLE                                                                     2,000,000              2,000,000
                                                                                   -----------            -----------
       TOTAL ASSETS                                                                $43,120,000            $41,182,000
                                                                                   ===========            ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                         $ 8,758,000            $ 9,104,000
  Accrued environmental costs                                                          449,000                625,000
  Federal income tax liability                                                       1,155,000              1,186,000
                                                                                   -----------            -----------
       TOTAL CURRENT LIABILITIES                                                    10,362,000             10,915,000
NON-CURRENT LIABILITIES                                                                133,000                168,000
SHAREHOLDERS' EQUITY
  Common stock, $.10 par value:
    Authorized shares - 5,000,000
    Issued shares (1996 - 3,828,456; 1995 - 3,798,956)                                 382,000                380,000
  Additional paid-in capital                                                         1,691,000              1,360,000
  Retained earnings                                                                 46,697,000             44,504,000
                                                                                   -----------            -----------
                                                                                    48,770,000             46,244,000
  Less treasury shares at cost
    (1996 and 1995- 1,080,656)                                                     (16,145,000)           (16,145,000)
                                                                                   -----------            -----------
                                                                                    32,625,000             30,099,000
                                                                                   -----------            -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $43,120,000            $41,182,000
                                                                                   ===========            ===========

See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)


                                                         For the Three               For the Six
                                                         Months Ended                Months Ended
                                                           June 30,                     June 30,
                                                      1996           1995         1996            1995
                                                  =============  ===========   ===========     ===========
Net Sales
  Products                                         $   974,000   $ 4,304,000   $ 3,487,000     $ 8,191,000
  Services                                          19,247,000     9,700,000    36,921,000      20,112,000
                                                   -----------   -----------   -----------     -----------
                                                    20,221,000    14,004,000    40,408,000      28,303,000
Cost of Sales
  Products                                             710,000     3,367,000     2,657,000       6,539,000
  Services                                          16,632,000     8,506,000    31,780,000      17,805,000
                                                   -----------   -----------   -----------     -----------
                                                    17,342,000    11,873,000    34,437,000      24,344,000
                                                   -----------   -----------   -----------     -----------

      GROSS PROFIT                                   2,879,000     2,131,000     5,971,000       3,959,000

Operating expenses:
    Selling, general and administrative              1,543,000     1,398,000     3,077,000       2,659,000
                                                   -----------   -----------   -----------     -----------

Total operating expenses                             1,543,000     1,398,000     3,077,000       2,659,000

INCOME FROM OPERATIONS                               1,336,000       733,000     2,894,000       1,300,000

Other income, net                                      375,000       147,000       428,000         336,000
                                                   -----------   -----------   -----------     -----------

INCOME BEFORE INCOME TAXES                           1,711,000       880,000     3,322,000       1,636,000

Income tax                                            (582,000)     (206,000)   (1,129,000)       (393,000)
                                                   -----------   -----------   -----------     -----------

NET INCOME                                         $ 1,129,000   $   674,000   $ 2,193,000     $ 1,243,000
                                                   ===========   ===========   ===========     ===========


NET INCOME PER SHARE                                     $0.40         $0.25         $0.77           $0.46
                                                   ===========   ===========   ===========     ===========

See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                                    For the
                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                           1996                 1995
                                                                                        ==========           ==========
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $2,193,000           $1,243,000
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                           470,000              488,000
   Gain on sale of fixed assets                                                                  0             (290,000)
   Accounts receivable, net                                                             (1,151,000)          (7,976,000)
   Inventories                                                                          (2,247,000)            (956,000)
   Prepaid expenses and other                                                             (430,000)             157,000
   Accounts payable and accrued liabilities                                               (377,000)           3,993,000
   Accrued environmental costs                                                            (176,000)              21,000
   Non-current liabilities                                                                 (35,000)             200,000
                                                                                        ----------           ----------

    Total adjustments                                                                   (3,946,000)          (4,363,000)
                                                                                        ----------           ----------

     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    (1,753,000)          (3,120,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                  (1,281,000)            (933,000)
  Notes receivable                                                                               0              478,000
  Proceeds from sale of fixed assets                                                             0              373,000
                                                                                        ----------           ----------

     CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    (1,281,000)             (82,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock from exercise of stock options                                  333,000              129,000
                                                                                        ----------           ----------

     CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       333,000              129,000

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (2,701,000)          (3,073,000)
                                                                                        ----------           ----------

          CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              $7,382,000           $9,456,000
                                                                                        ----------           ----------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $4,681,000           $6,383,000
                                                                                        ==========           ==========

See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

JUNE 30, 1996


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


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

         On September 22, 1992, Mr. Webster filed an action in the District Court of Dallas County, Texas, against First City, Texas-Dallas ("First City"), the Company and a former employee of the Company. As receiver for First City, the Federal Deposit Insurance Corporation intervened and removed this case to the U.S. District Court for the Northern District of Texas. The petition alleged, among other things, that (i) the Company interfered with Mr.
Webster's existing and prospective contractual relationship with the former employee and First City, a national banking institution; (ii) the Company has converted to its own use the former employee's Company stock which allegedly was owned by Mr. Webster; (iii) the Company, First City and the former employee conspired to commit fraud against Mr. Webster; and (iv) the actions of the Company, First City, and the former employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. By orders dated June 2, 1994 and June 20, 1994, the Company was granted a summary judgment on all claims alleged by Mr. Webster. On July 31, 1995, the Court entered a final judgment disposing of all claims alleged against all parties. Mr. Webster appealed the final judgment to the United States Court of Appeals for the Fifth Circuit. On June 10, 1996 the United States Court of Appeals for the Fifth Circuit affirmed the lower Court ruling.

         Aero is taking remedial action pursuant to Environmental Protection Agency ("EPA") regulations at the Lake City, Florida facility. The Company does not anticipate any material direct effects upon the earnings and competitive position of the Company from compliance with present Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does expect, however, that compliance with such regulations will require, from time to time, both increased operating costs and capital expenditures which may be substantial.
As of June 30, 1996 and December 31, 1995, the Company had reserved approximately $449,000 and $625,000 respectively for anticipated environmental remediation costs at the Aero facility. The decrease in accrued environmental remediation costs was due to expenditures. Other remaining costs to be incurred will include testing and monitoring to be performed over a 20 to 30 year period. Actual costs to be incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

         Whitehall Corporation's consolidated sales for the three months ended June 30, 1996 were $20,221,000, a 44% increase over the sales reported in the second quarter of 1995. Compared to the second quarter of 1995, sales for the second quarter of 1996 increased by 98% in the Aircraft Maintenance segment, decreased by 97% in the Ocean Systems segment and decreased by 1% in the Electronics segment. Aircraft Maintenance sales reflect additional commercial aircraft maintenance work. The decrease in sales in the Ocean Systems segment is primarily attributable to contract completions and the lack of follow-on contracts. Since the Company has decided to focus its resources in the Aircraft Maintenance segment, expenditures in the Ocean Systems segment will be minimized while the Company seeks a buyer or joint venture partner for Hydroscience, Inc.

         The Company recorded income from operations of $1,336,000 in the second quarter of 1996, an increase of 82% compared to $733,000 in the same period of 1995. The Aircraft Maintenance segment reported operating income of $1,987,000 for the second quarter of 1996 compared to operating income of $816,000 for the same period of 1995. The improvement in the Aircraft Maintenance segment resulted primarily from the increase in sales volume. The Ocean Systems segment recorded an operating loss of $221,000 for the second quarter of 1996 compared to operating income of $387,000 for the same period of 1995. The Ocean System segment's profitability declined as result of the reduction in sales. The Electronics segment's operating income totaled $206,000 for the second quarter of 1996 compared to operating income of $181,000 for the same period of 1995. Corporate office expense totaled $636,000 for the second quarter of 1996 compared to $651,000 for the same period of 1995.

         Other income totaled $375,000 in the second quarter of 1996 compared to $147,000 in the same period of 1995. Other income for the second quarter of 1996 consists primarily of joint venture income and interest earned on invested cash offset by other expenses. Other income for the same period of 1995 consists primarily of interest earned on invested cash offset by other expenses.

         The Company's consolidated sales for the six months ended June 30, 1996 totaled $40,408,000, a 43% increase over sales in the same period of 1995. Compared to the first half of 1995, sales for the first half of 1996 increased by 84% in the Aircraft Maintenance segment, decreased by 71% in the Ocean Systems segment and decreased by 4% in the Electronics segment. Aircraft Maintenance sales reflect additional commercial aircraft maintenance work. The decrease in sales in the Ocean Systems segment is primarily attributable to contract completions and the lack of follow-on contracts.

         The Company recorded income from operations of $2,894,000 in the first six months of 1996 compared to income from operations of $1,300,000 in the same period of 1995. The Aircraft Maintenance segment reported income from operations of $4,005,000 in the first six months of 1996 compared to income from operations of $1,569,000 in the same period of 1995.The improvement in the Aircraft Maintenance segment resulted primarily from the increase in sales volume. The Ocean Systems segment reported a loss from operations of $246,000 for the first six months of 1996 compared to income from operations of $583,000 for the same period of 1995. The deterioration in the Ocean Systems profitability is primarily attributable to the decline in sales. The Electronics segment's income from operations totaled $337,000 for the first six months of 1996 compared to $366,000 for the same period of 1995. Corporate office expenses totaled $1,202,000 for the first six months of 1996 compared to $1,218,000 for the same period of 1995.

         Other income totaled $428,000 for the first half of 1996 and consisted primarily of joint venture income and interest earned from invested cash offset by other expenses. Other income for the first six months of 1995 totaled $336,000 and consisted primarily of interest earned from invested cash offset by other expenses.

FINANCIAL CONDITION

           Cash and cash equivalents decreased during the first half of 1996 by $2,701,000, primarily as a result of the cash used by operations and capital expenditures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         During the first half of 1996, cash used in operations totaled $1,753,000, compared to cash used in operations of $3,120,000 in the same period of 1995. The cash used in operations was a result of the increase in accounts receivable and inventories. Accounts receivable increased by $1,151,000 and inventories increased by $2,247,000 during the first six months of 1996 primarily as a result of the increase in activity in the Aircraft Maintenance segment. The Company's capital expenditures totaled $1,281,000 during the first six months of 1996 compared to $933,000 during the same period of 1995. The 1995 capital expenditures were offset by collections of $478,000 on notes receivable and $373,000 of proceeds from the sale of fixed assets.

         The Company believes its cash balances and line of credit facility are sufficient to meet its short and long-term capital requirements.

         During the first half of 1996 the Company did not acquire any additional shares of its common stock. At June 30, 1996 there were approximately 121,100 additional shares available for repurchase under the Company's current repurchase authorization. The Company may continue to acquire stock as market conditions warrant.

         At June 30, 1996 the Company's consolidated firm backlog totaled $42,127,000 compared to $65,800,000 at December 31, 1995. This backlog is not indicative of sales for the coming year as some portion of the backlog relates to work to be performed beyond 1996. In addition, the backlog is based on management's estimate of work to be performed in accordance with customer supplied aircraft input dates which are subject to change by the customer. The backlog figure does not include any drop-in aircraft nor contracts for which the Company is currently bidding.

          Recently, third party aircraft maintenance providers including AeroCorp, have been under intense scrutiny by the FAA. AeroCorp has successfully met or exceeded all mandated safety and hazardous materials standards and has received extremely positive marks from its various FAA and customer inspection teams.

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

         On September 22, 1992, Mr. Webster filed an action in the District Court of Dallas County, Texas, against First City, Texas-Dallas ("First City"), the Company and a former employee of the Company. As receiver for First City, the Federal Deposit Insurance Corporation intervened and removed this case to the U.S. District Court for the Northern District of Texas. The petition alleged, among other things, that (i) the Company interfered with Mr.
Webster's existing and prospective contractual relationship with the former employee and First City, a national banking institution; (ii) the Company has converted to its own use the former employee's Company stock which allegedly was owned by Mr. Webster; (iii) the Company, First City and the former employee conspired to commit fraud against Mr. Webster; and (iv) the actions of the Company, First City, and the former employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. By orders dated June 2, 1994 and June 20, 1994, the Company was granted a summary judgment on all claims alleged by Mr. Webster. On July 31, 1995, the Court entered a final judgment disposing of all claims alleged against all parties. Mr. Webster has appealed the final judgment to the United States Court of Appeals for the Fifth Circuit. On June 10, 1996 the United States Court of Appeals for the Fifth Circuit affirmed the lower Court ruling.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Registrant held its Annual Meeting of Stockholders on May 13, 1996 in Lake City, Florida. Stockholders re-elected George F. Baker, Bruce C. Conway, Arthur H. Hutton, John J. McAtee, Jr., Jack S. Parker, Lewis S. White, and John H. Wilson as directors of the Company to serve until the next Annual Meeting of Stockholders. Voting results are presented below. Stockholders also ratified the appointment of Arthur Andersen LLP, as auditors of the Company for the fiscal year ending December 31, 1996 (2,287,938 votes for, 780 votes against and 2,903 votes abstaining).


      Name                Votes For         Votes Against      Votes Abstaining
      ----                ---------         -------------      ----------------
 George F. Baker          2,282,561              750                 8,310

 Bruce C. Conway          2,282,561              750                 8,310

 Arthur H. Hutton         2,282,561              750                 8,310

 John J. McAtee,Jr.       2,282,561              750                 8,310

 Jack S. Parker           2,282,561              750                 8,310

 Lewis S. White           2,282,561              750                 8,310

 John H. Wilson           2,282,561              750                 8,310

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The following Exhibits are included herein:

                   (11) Statement re: computation of earnings per share
                   (27) Financial Data Schedule

        The Registrant did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WHITEHALL CORPORATION


Date     August 14, 1996                By   /s/ John H. Wilson
     -----------------------------         -------------------------------------
                                             John H. Wilson, President




Date     August 14, 1996                By   /s/ E. F. Campbell,
     -----------------------------         -------------------------------------
                                             E. Forrest Campbell, Treasurer

                               INDEX TO EXHIBITS

Exhibit No.                      Description
- -----------                      -----------
    11              Statement re: Computation of earnings per share

    27              Financial Data Schedule