Form 10-Q
period 1996-09-30
WHITEHALL CORP
filed 1996-11-14
CIK 106827

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   ---------

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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


        Registrant's telephone number, including area code 972-247-8747



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


Number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996

                   Common Stock, $0.10 par value:  2,747,800
                                                   ---------

                                     INDEX

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                                                                                   PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets
                     September 30, 1996 and December 31, 1995   . . . . . . . . . .   1

             Condensed Consolidated Statements of Operations
                     Three and nine months ended September 30, 1996 and 1995  . . .   2

             Consolidated Statements of Cash Flows
                     Nine months ended September 30, 1996 and 1995  . . . . . . . .   3

             Notes to Condensed Consolidated Financial Statements
                     September 30, 1996   . . . . . . . . . . . . . . . . . . . . .   4

Item 2.  Management`s Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . . . . . . .   6


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

Item 5.  Other Information    . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .   9


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

PART I. FINANCIAL INFORMATION

WHITEHALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)


                                                         September 30,   December 31,
ASSETS                                                       1996            1995
------                                                   ------------    ------------

CURRENT ASSETS
  Cash and cash equivalents                              $  1,609,000    $  7,382,000
  Accounts receivable, net                                 17,005,000      17,397,000

  Inventories:
    Finished products                                       2,270,000       2,849,000
    Products in process                                     1,294,000          75,000
    Materials and supplies                                  6,834,000       4,213,000
                                                         ------------    ------------

                                                           10,398,000       7,137,000

  Prepaid expenses and other                                  881,000         726,000
                                                         ------------    ------------

       TOTAL CURRENT ASSETS                                29,893,000      32,642,000

PROPERTY, PLANT AND EQUIPMENT                              27,972,000      25,181,000
Less allowances for depreciation and amortization         (19,070,000)    (18,312,000)
                                                         ------------    ------------

                                                            8,902,000       6,869,000

NOTES RECEIVABLE                                            2,000,000       2,000,000
INVESTMENTS                                                   661,000        (329,000)
                                                         ------------    ------------

       TOTAL ASSETS                                      $ 41,456,000    $ 41,182,000
                                                         ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued liabilities               $  6,998,000    $  9,104,000
  Accrued environmental costs                                 533,000         625,000
  Federal income tax liability                                      0       1,186,000
                                                         ------------    ------------

       TOTAL CURRENT LIABILITIES                            7,531,000      10,915,000

NON-CURRENT LIABILITIES                                       114,000         168,000

SHAREHOLDERS' EQUITY
  Common stock, $.10 par value:
    Authorized shares - 5,000,000
    Issued shares (1996 - 3,828,456; 1995 - 3,798,956)        382,000         380,000
  Additional paid-in capital                                1,691,000       1,360,000
  Retained earnings                                        47,883,000      44,504,000
                                                         ------------    ------------

                                                           49,956,000      46,244,000
  Less treasury shares at cost
    (1996 and 1995 - 1,080,656)                           (16,145,000)    (16,145,000)
                                                         ------------    ------------

                                                           33,811,000      30,099,000
                                                         ------------    ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 41,456,000    $ 41,182,000
                                                         ============    ============

See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)




                                                  For the Three                    For the Nine
                                                   Months Ended                    Months Ended
                                                   September 30,                   September 30,
                                              1996            1995            1996            1995
                                          ------------    ------------    ------------    ------------
Net Sales
  Products                                $    763,000    $  2,699,000    $  4,250,000    $ 10,890,000
  Services                                  15,555,000      10,006,000      52,476,000      30,118,000
                                          ------------    ------------    ------------    ------------
                                            16,318,000      12,705,000      56,726,000      41,008,000

Cost of Sales
  Products                                     828,000       1,811,000       3,485,000       8,350,000
  Services                                  13,293,000       8,969,000      45,073,000      26,774,000
                                          ------------    ------------    ------------    ------------
                                            14,121,000      10,780,000      48,558,000      35,124,000
                                          ------------    ------------    ------------    ------------

      GROSS PROFIT                           2,197,000       1,925,000       8,168,000       5,884,000

Operating expenses:
    Selling, general and administrative      1,206,000       1,053,000       4,283,000       3,712,000
                                          ------------    ------------    ------------    ------------

Total operating expenses                     1,206,000       1,053,000       4,283,000       3,712,000

INCOME FROM OPERATIONS                         991,000         872,000       3,885,000       2,172,000

Other income, net                              807,000         213,000       1,234,000         549,000
                                          ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                   1,798,000       1,085,000       5,119,000       2,721,000

Income tax                                    (611,000)       (249,000)     (1,740,000)       (642,000)
                                          ------------    ------------    ------------    ------------


NET INCOME                                $  1,187,000    $    836,000    $  3,379,000    $  2,079,000
                                          ============    ============    ============    ============






NET INCOME PER SHARE                      $       0.42    $       0.29    $       1.19    $       0.74
                                          ============    ============    ============    ============





See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                          For the
                                                                     Nine Months Ended
                                                                       September 30,
                                                                    1996           1995
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 3,379,000    $ 2,079,000
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                     758,000        800,000
   Gain on sale of fixed assets                                            0       (290,000)
   Accounts receivable, net                                          392,000     (6,973,000)
   Inventories                                                    (3,261,000)    (1,373,000)
   Prepaid expenses and other                                       (155,000)       118,000
   Accounts payable and accrued liabilities                       (3,292,000)     5,252,000
   Accrued environmental costs                                       (92,000)       158,000
   Non-current liabilities                                           (54,000)       185,000
                                                                 -----------    -----------

    Total adjustments                                             (5,704,000)    (2,123,000)
                                                                 -----------    -----------

     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (2,325,000)       (44,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (2,791,000)    (1,417,000)
  Notes receivable                                                         0        693,000
  Investments                                                       (990,000)       (49,000)
  Proceeds from sale of fixed assets                                       0        375,000
                                                                 -----------    -----------

     CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (3,781,000)      (398,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock from exercise of stock options            333,000        129,000
                                                                 -----------    -----------

     CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 333,000        129,000

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (5,773,000)      (313,000)
                                                                 -----------    -----------

          CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       $ 7,382,000    $ 9,456,000
                                                                 -----------    -----------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 1,609,000    $ 9,143,000
                                                                 ===========    ===========

See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

SEPTEMBER 30, 1996


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to 1995 amounts to conform with the 1996 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


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


NOTE C - COMMITMENTS AND CONTINGENCIES

         On May 10, 1991, an action was filed in the District Court of Dallas County, Texas, by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that ( i ) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and were the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. On August 17, 1994, the defendants were granted a partial summary judgment. On October 24, 1994, Mr. Webster filed a third amended petition and alleged the following causes of action: tortious interference with contractual relations against Cambridge Capital Fund, L.P., and directors George F. Baker and John J. McAtee; intentional infliction of emotional distress; and breach of oral contracts.
The third amended petition sought compensatory and punitive damages in excess of $35 million. On January 12, 1995, the Court entered an abatement on one of the breach of oral contract claims against the Company and entered a summary judgment in the defendants' favor on all remaining claims alleged by Mr. Webster. On February 26, 1996, the Court granted a summary judgment in favor of the defendants on Mr. Webster's remaining claim and entered a take nothing final judgment which dismissed all of Mr. Webster's claims with prejudice to refiling. On March 26, 1996, Mr. Webster appealed the final judgment to the Dallas Court of Appeals. Management intends to vigorously defend the appeal.

         Aero is taking remedial action pursuant to Environmental Protection Agency ("EPA") regulations at the Lake City, Florida facility. The Company does not anticipate any material direct effects upon the earnings and competitive position of the Company from compliance with present Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does expect, however, that compliance with such regulations will require, from time to time, both increased operating costs and capital expenditures which may be substantial.
As of September 30, 1996 and December 31, 1995, the Company had reserved approximately $533,000 and $625,000 respectively for anticipated environmental remediation costs at the Aero facility. The decrease in accrued environmental remediation costs was due to expenditures. Other remaining costs to be incurred will include testing and monitoring to be performed over a 20 to 30 year period. Actual costs to be incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

         Whitehall Corporation's consolidated sales for the three months ended September 30, 1996 were $16,318,000, a 28% increase over the sales reported in the third quarter of 1995. Compared to the third quarter of 1995, sales for the third quarter of 1996 increased by 55% in the Aircraft Maintenance segment, decreased by 97% in the Ocean Systems segment and decreased by 24% in the Electronics segment. Aircraft Maintenance sales reflect additional commercial aircraft maintenance work. The decrease in sales in the Ocean Systems segment is primarily attributable to contract completions and the lack of follow-on contracts. The decrease in sales in the Electronics segment reflects the general downturn in the industry.

         The Company recorded income from operations of $991,000 in the third quarter of 1996, an increase of 14% compared to $872,000 in the same period of 1995. The Aircraft Maintenance segment reported operating income of $1,565,000 for the third quarter of 1996 compared to operating income of $748,000 for the same period of 1995. The improvement in the Aircraft Maintenance segment resulted primarily from the increase in sales volume. The Ocean Systems segment recorded an operating loss of $543,000 for the third quarter of 1996 compared to operating income of $281,000 for the same period of 1995. The Ocean System segment's profitability declined as result of the reduction in sales. The Electronics segment's operating income totaled $166,000 for the third quarter of 1996 compared to operating income of $237,000 for the same period of 1995. Corporate office expense totaled $197,000 for the third quarter of 1996 compared to $394,000 for the same period of 1995.

         Other income totaled $807,000 in the third quarter of 1996 compared to $213,000 in the same period of 1995. Other income for the third quarter of 1996 consisted primarily of joint venture income. Other income for the same period of 1995 consisted primarily of interest earned on invested cash offset by other expenses.

         The Company's consolidated sales for the nine months ended September 30, 1996 totaled $56,726,000, a 38% increase over sales in the same period of 1995. Compared to the same period of 1995, sales for the nine month period of 1996 increased by 74% in the Aircraft Maintenance segment, decreased by 77% in the Ocean Systems segment and decreased by 11% in the Electronics segment. Aircraft Maintenance sales reflect additional commercial aircraft maintenance work. The decrease in sales in the Ocean Systems segment is primarily attributable to contract completions and the lack of follow-on contracts. Electronics segment sales reflects the general downturn in the industry.

         The Company recorded income from operations of $3,885,000 for the nine months of 1996 compared to income from operations of $2,172,000 in the same period of 1995. The Aircraft Maintenance segment reported income from operations of $5,570,000 for the nine month period 1996 compared to income from operations of $2,317,000 in the same period of 1995. The improvement in the Aircraft Maintenance segment resulted primarily from the increase in sales volume. The Ocean Systems segment reported a loss from operations of $789,000 for the nine month period of 1996 compared to income from operations of $864,000 for the same period of 1995. The deterioration in the Ocean Systems profitability is primarily attributable to the decline in sales. The Electronics segment's income from operations totaled $503,000 for the nine month period of 1996 compared to $603,000 for the same period of 1995. Corporate office expenses totaled $1,399,000 for the nine month period of 1996 compared to $1,612,000 for the same period of 1995.

         Other income totaled $1,234,000 for the nine months of 1996 compared to $549,000 for the same period of 1995. Other income for the nine months of 1996 consisted primarily of joint venture income. Other income for the same period of 1995 consisted primarily of interest earned from invested cash offset by other expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


 FINANCIAL CONDITION

         Cash and cash equivalents decreased during the nine month period ending September 30, 1996 by $5,773,000, primarily as a result of the cash used by operations, capital expenditures and an increase in investments.

         During the nine month period of 1996, cash used in operations totaled $2,325,000, compared to cash used in operations of $44,000 in the same period of 1995. The cash used in operations was a result of the increase in inventory and a decrease in accounts payable and accrued liabilities. Inventories increased by $3,261,000 and accounts payable and accrued liabilities decreased by $3,406,000 during the nine month period of 1996. The Company's capital expenditures totaled $2,791,000 during the nine months of 1996 compared to $1,417,000 during the same period of 1995. The 1995 capital expenditures were offset by collections of $693,000 on notes receivable and $375,000 of proceeds from the sale of fixed assets.

         The Company believes its cash balances and line of credit facility are sufficient to meet its short and long-term capital requirements.

         During the nine month period of 1996 the Company did not acquire any additional shares of its common stock. At September 30, 1996 there were approximately 121,100 additional shares available for repurchase under the Company's current repurchase authorization. The Company may continue to acquire stock as market conditions warrant.

                         PART II  -  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         The information contained in Item 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

         On May 10, 1991, an action was filed in the District Court of Dallas County, Texas, by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that ( i ) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and were the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. On August 17, 1994, the defendants were granted a partial summary judgment. On October 24, 1994, Mr. Webster filed a third amended petition and alleged the following causes of action: tortious interference with contractual relations against Cambridge Capital Fund, L.P., and directors George F. Baker and John J. McAtee; intentional infliction of emotional distress; and breach of oral contracts.
The third amended petition sought compensatory and punitive damages in excess of $35 million. On January 12, 1995, the Court entered an abatement on one of the breach of oral contract claims against the Company and entered a summary judgment in the defendants' favor on all remaining claims alleged by Mr. Webster. On February 26, 1996, the Court granted a summary judgment in favor of the defendants on Mr. Webster's remaining claim and entered a take nothing final judgment which dismissed all of Mr. Webster's claims with prejudice to refiling. On March 26, 1996, Mr. Webster appealed the final judgment to the Dallas Court of Appeals. Management intends to vigorously defend the appeal.

ITEM 5.  OTHER INFORMATION


         On November 7, 1996, a subsidiary of the Company, Hydroscience, Inc. ("Hydroscience"), transferred all of its assets (other than accounts receivable) to Hydroscience Technologies, Inc. ("HTI"), as a contribution to the capital of HTI, in exchange for 818,182 shares of Preferred Stock of HTI and limited assumption by HTI of potential product warranty liabilities of Hydroscience. Prior to closing, the Company transferred all patents relating to Hydroscience and Ocean Systems segment products to Hydroscience, and these patent rights were transferred by Hydroscience to HTI.

         The aggregate amount of HTI Preferred Stock received by Hydroscience was equal to the book value of the assets transferred by it to HTI. The HTI Preferred Stock carries a liquidation preference of $5.50 per share. At Hydroscience's election, the HTI Preferred Stock is convertible after 1997 into 45% of the Common Stock of HTI.

         HTI is a new corporation not previously affiliated with the Company or with Hydroscience, though a former senior management employee and officer of Hydroscience is a shareholder of HTI. Such individual was not an officer or director of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following Exhibits are included herein:

              (11)  Statement re: computation of earnings per share
              (27)  Financial Data Schedule

         The Registrant did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WHITEHALL CORPORATION


Date  November 14 , 1996              By   /s/ John H. Wilson
     --------------------                -------------------------------------
                                          John H. Wilson, President




Date  November 14 , 1996              By   /s/ E. F. Campbell, III
     --------------------                ------------------------------------
                                          E. Forrest Campbell, III, Treasurer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 (11)         Statement re: computation of earnings per share
 (27)         Financial Data Schedule