Form 10-K
period 1996-12-31
WHITEHALL CORP
filed 1997-03-28
CIK 106827

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                   FORM 10-K
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the Fiscal Year Ended December 31, 1996
                                       OR
     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the Transition Period from           to

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

        Registrant's telephone number, including area code: 972-247-8747

          Securities registered pursuant to Section 12(b) of the Act:
                         COMMON STOCK, $0.10 PAR VALUE
                            NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 24, 1997, was $60,280,955.

On March 24, 1997, there were issued and outstanding 5,508,400 shares of the registrant's Common Stock, $0.10 par value, excluding 2,161,312 shares of treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders presently scheduled to be held on May 12, 1997, are incorporated into Part III by reference.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     Whitehall Corporation ("Whitehall" or the "Company" hereinafter) was incorporated under the laws of Delaware in 1963 as a successor to a Minnesota corporation organized in 1960.

     The Company operated in three segments during 1996: Aircraft Maintenance, Electronics and Ocean Systems. Reference is made to Note L of the Notes to Consolidated Financial Statements herein for pertinent financial data of each segment as well as information regarding the Company's major customers.

     AIRCRAFT MAINTENANCE SEGMENT: The Company's wholly-owned subsidiary, Aero Corporation ("Aero"), located in Lake City, Florida, rebuilds, modifies and maintains turboprop and jet aircraft. Aero operates as a service business. Aero's primary business is the modification and maintenance of commercial passenger and freighter aircraft. Aero has invested heavily in a major renovation of its 650,000 sq. ft. facilities and has expanded its employee base in order to attract additional commercial customers. Aero's facility can accommodate most narrow-body aircraft and has undergone modification to accommodate nearly all wide-body aircraft in current production. The Company's customer base includes airlines, cargo carriers and private and corporate executive jets. The Company believes that the commercial market represents a significant opportunity because of the potential associated with the maintenance and modification of aging aircraft in commercial fleets and because the current downsizing trend in the airline industry could lead to the outsourcing of maintenance work to low cost facilities. As an FAA-approved repair station, Aero is qualified to work on DC-8, DC-9, DC10, 707, 727, 737, L-100, L-188, C-130 and
other military and commercial aircraft. During 1994 Aero acquired a 40% interest in AvAero, a joint venture which developed jet engine Hushkits for Boeing 737-100/200 aircraft; see Note D. In 1996, after a rigorous selection process, Southwest Airlines chose the AvAero Hushkit for 20 of its aircraft, with options for an additional 14. Aero is also selectively pursuing military contracts. The Company intends to focus its efforts exclusively in the Aircraft Maintenance segment.

     ELECTRONICS SEGMENT: Crystek Crystals Corporation, ("Crystek") a subsidiary of the Company located in Fort Myers, Florida, manufactures and distributes quartz crystals and oscillators. The products are utilized in various electronic end products including communications equipment, computers and timing devices. The Electronics segment provides products to customers in the computer and communication industries. In February 1997, the Company signed an agreement to sell the Electronics segment to a private investor group for $2,714,000. The agreement, which is dependent upon the buyer securing financing, calls for the Company to receive $1,867,000 in cash and promissory notes totaling $847,000 bearing interest at 10% per annum. See Note P.

     OCEAN SYSTEMS SEGMENT: The subsidiary of the Company constituting the Ocean Systems segment is Hydroscience, Inc. ("Hydroscience"), which is engaged in the design and manufacture of marine sensor systems for geophysical and military applications. In November 1996, substantially all of the assets of Hydroscience were sold to Hydroscience Technologies, Inc. ("HTI") in exchange for 818,182 shares of Preferred Stock of HTI and limited assumption by HTI of the potential warranty liabilities of Hydroscience. All patents relating to Hydroscience and Ocean Systems segment products were transferred to HTI. The aggregate amount of HTI Preferred Stock received by Hydroscience was equal to the book value of the assets transferred by it to HTI. The HTI Preferred Stock carries a liquidation preference of $5.50 per share. At Hydroscience's election, the HTI Preferred Stock is convertible after 1997 into 45% of the Common Stock of HTI. HTI is a new corporation not previously affiliated with the Company or with Hydroscience, though a former senior management employee and officer of Hydroscience is a shareholder of HTI. Such individual was not an officer or director of the Company. See Note D.

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

     PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS: The Company holds no patents, franchises or concessions, as of December 31, 1996.

     COMPETITIVE CONDITIONS: The Company is subject to severe competitive conditions in all segments of its business. The Company believes other companies have substantially greater resources available with which to compete. Although the Company does not have data available to determine its exact relative market position, the Company does not believe that it presently has a substantial position in any of the markets for its products and services. Competition in each segment is primarily related to price and quality of service.

     CUSTOMERS: The Company has three customers in the Aircraft Maintenance segment that account for at least 10% of 1996 consolidated revenues: Valujet Airlines, Continental Airlines and Emery Worldwide. Valujet Airlines accounted for approximately 26% of consolidated net sales in 1996, 30% of consolidated net sales in 1995 and 11% of consolidated net sales in 1994. Continental Airlines accounted for approximately 15% of consolidated net sales in 1996 and 21% of consolidated net sales in 1995. Emery Worldwide accounted for approximately 14% of consolidated net sales in 1996, 9% of consolidated net sales in 1995 and 25% of consolidated net sales in 1994. Southern Air Transport accounted for approximately 5% of consolidated net sales in 1996, 2% of consolidated net sales in 1995 and 18% of consolidated net sales in 1994.The United States Government accounted for approximately 2% of consolidated net sales in 1995 and 10% of consolidated net sales in 1994. The Company made no sales to the United States Government in 1996.

     ENVIRONMENTAL REGULATION: Aero is taking remedial action pursuant to Environmental Protection Agency ("EPA") regulations at the Lake City, Florida facility. The Company does not anticipate any material direct effects upon the capital expenditures, earnings and competitive position of the Company from compliance with present Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does expect, however, that compliance with such regulations will require, from time to time, both increased operating costs and capital expenditures which may be substantial. As of December 31, 1996 and 1995, the Company had reserved approximately $379,000 and $625,000 respectively for anticipated environmental remediation costs at the Aero facility. The decrease in accrued environmental remediation costs was due to expenditures and additional information obtained relating to the nature and extent of required remediation. Actual costs to be incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. These uncertainties included the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

     BACKLOG: Though the Company has in previous years reported backlog in its 10-K and 10-Q filings, management has determined that the Company is not able to calculate and report with any certainty or reliability for investors the backlog of orders which is believed to be firm. Though Aero generally enters into written customer contracts, which define the obligations of the parties when an aircraft is input for service, those contracts usually do not firmly obligate the customer to any certain number of aircraft or any certain time schedule for inputting aircraft for service. Any estimate would also be subject to the difficulties of estimating the likelihood of success of Aero's outstanding bids, the inability to predict services to be provided in the future to drop-in aircraft, and the fact that anticipated aircraft input dates often extend beyond a single fiscal period. Further, estimates of the dollar value of service to be rendered on any particular aircraft are difficult to make until the aircraft is actually input and inspected.

     RESEARCH AND DEVELOPMENT EXPENDITURES: Reference is made to Note A of the Notes to Consolidated Financial Statements herein for the amounts of research and development expenditures during the past three calendar years.

     NUMBER OF EMPLOYEES: The Company and its subsidiaries employed a total of 752 persons at December 31, 1996. The Company has generally enjoyed good relations with its employees.

ITEM 2. PROPERTIES

     The following are the locations and general character of the principal plants and other materially important physical properties of the Company and its subsidiaries:

                                                  APPROXIMATE
                                    APPROXIMATE   SQUARE FEET
         INDUSTRY SEGMENT              TOTAL       OF FLOOR                                               OWNED OR
           AND LOCATION               ACREAGE        SPACE                   DESCRIPTION                   LEASED
         ----------------           -----------   -----------                -----------                -------------
CORPORATE OFFICES.................       5.3         80,000     Executive offices of the Company                Owned
  Dallas, Texas
AIRCRAFT MAINTENANCE..............     120.0        650,000     Offices and aircraft rebuilding and             Lease
  Lake City, Florida                                              modification facilities of Aero       expiring 2022
                                                                  Corporation
ELECTRONICS.......................       3.0         20,000     Offices and manufacturing facilities            Owned
  Fort Myers, Florida                                           of Crystek Crystals Corporation

     Approximately 70,000 sq. ft. of the Dallas, Texas facility is on lease to Hydroscience Technologies, Inc.

     The Ft. Myers facility, owned by Crystek, is a part of the agreement to sell the Electronics segment; see Note P.

     The Company believes that its plants and other physical properties are adequate for its intended operations. Aero has undertaken significant renovations to the Lake City, Florida property in order to position itself to attract additional commercial customers.

ITEM 3. LEGAL PROCEEDINGS

     On May 10, 1991, an action was filed in the District Court of Dallas County, Texas, by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that (i) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and was the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. On August 17, 1994, the defendants were granted a partial summary judgment. On October 24, 1994, Mr. Webster filed a third amended petition and alleged the following causes of action: tortious interference with contractual relations against Cambridge Capital Fund, L.P., and directors George F. Baker and John J. McAtee; intentional infliction of emotional distress and breach of oral contracts. The third amended petition sought compensatory and punitive damages in excess of $35 million. On January 12, 1995, the Court entered an abatement on one of the breach of oral contract claims against the Company and entered a summary judgment in the defendants' favor on all remaining claims alleged by Mr. Webster. On February 26, 1996, the Court granted a summary judgment in favor of the defendants on Mr. Webster's remaining claims and entered a take nothing final judgment which dismissed all of Mr. Webster's claims with prejudice to refiling. On March 26, 1996, Mr. Webster appealed the final judgment to the Dallas, Texas Court of Appeals. Management intends to vigorously defend the appeal.

     On September 22, 1992, Mr. Webster filed an action in the District Court of Dallas County, Texas, against First City, Texas-Dallas ("First City"), the Company and a former employee of the Company. As receiver for First City, the Federal Deposit Insurance Corporation intervened and removed this case to the U.S. District Court for the Northern District of Texas. The petition alleged, among other things, that (i) the Company interfered with Mr. Webster's existing and prospective contractual relationship with the former employee and First City, a national banking institution; (ii) the Company has converted to its own use the former employee's Company stock which allegedly was owned by Mr. Webster; (iii) the Company, First City and the former employee conspired to commit fraud against Mr. Webster; and (iv) the actions of the Company, First City, and the former employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. By orders dated June 2, 1994 and June 20, 1994, the Company was granted a summary judgment on all claims alleged by Mr. Webster. On July 31, 1995, the Court entered a final judgment disposing of all claims alleged against all parties. Mr. Webster appealed the final judgment to the United States Court of Appeals for the Fifth Circuit. On June 10, 1996, the United States Court of Appeals for the Fifth Circuit affirmed the lower Court ruling. This is the final ruling in this case.

     The Company is also involved in certain legal proceedings in the normal course of its business. After consultation with counsel, management is of the opinion that the outcome of the above-mentioned proceedings will not have a material effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 17, 1997, shareholders' approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 5,000,000 shares to 20,000,000 shares. Of the 2,754,200 shares outstanding, 2,364,866 were represented at the special meeting of stockholders. A total of 2,155,866 votes were cast in favor of the proposal, 206,050 against and 2,600 abstained. Following the meeting, the Certificate of Amendment to the Restated Certificate of Incorporation of the Company was filed with the State of Delaware.

     The approval by stockholders of the amendment to the Company's certificate of incorporation was a condition to implementing the two-for-one stock split of the Company's common stock declared by the Board of Directors on January 29, 1997. The stock split was effected by a distribution of stock to all stockholders of record on March 25, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the names and ages of all executive officers of the Company, all positions and offices of the Company presently held by such persons, the commencement of the period of continuous service as an executive officer, and the business experience of each operating officer during the past 5 years.

               NAME                 AGE   OFFICES WITH COMPANY AND BUSINESS EXPERIENCE DURING PAST 5 YEARS
               ----                 ---   ----------------------------------------------------------------
George F. Baker...................  57    Chairman of the Board and Chief Executive Officer of the Company
                                            since April 1991; President of the Company from October 1991 until April 1995; a Managing Partner of Cambridge Capital
                                            Fund, L.P. since its formation in 1988; a Managing Partner of
                                            Baker Nye Investments, L.P., since 1967.
John H. Wilson....................  54    President of the Company since May 1995; Director of the Company since July 1983. Served as interim President of the Company from April 1991 until October 1991. Director of Capital
                                            Southwest Corporation, Encore Wire Corporation, Norwood
                                            Promotional Products, Inc. and Palm Harbor Homes, Inc. and has
                                            been President of U. S. Equity Corporation since 1983.
E. Forrest Campbell...............  40    Vice President and Treasurer of the Company since June 1990;
                                            Assistant Treasurer of the Company since 1985; various other positions with the Company since 1975.
Daniel R. Donham..................  43    Vice President and Controller of the Company since June 1990;
                                            Assistant Controller of the Company since 1985; various other positions with the Company since 1981.

     There are no family relationships between any of the executive officers.

     Executive officers of the Company are not elected for a fixed term but serve subject to the earlier of their resignation or removal by the Board of Directors and until their respective successors are elected and qualified. The Board of Directors is required to elect officers annually.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $0.10 par value (the "Common Stock") is listed on the New York Stock Exchange ("NYSE"), the principal market in which these securities are traded. The Company's only listing agreement is with the NYSE. At March 24, 1997, the Company had 625 stockholders of record.

     The table below shows the high and low sales prices of the Common Stock as reported for the NYSE Composite Transactions for each quarter during the two most recent calendar years. These historical prices have been adjusted to reflect the 2 for 1 stock split declared January 29, 1997 in the form of a 100% stock dividend to stockholders of record at the close of business on March 25, 1997.

                              1ST QUARTER        2ND QUARTER        3RD QUARTER        4TH QUARTER
                            ---------------    ---------------    ---------------    ---------------
                             HIGH     LOW       HIGH     LOW       HIGH     LOW       HIGH     LOW
                            ------   ------    ------   ------    ------   ------    ------   ------
  1996..................    $16.75   $13.75    $21.69   $15.75    $20.00   $15.69    $22.13   $18.50
  1995..................    $12.13   $10.19    $16.56   $11.38    $19.50   $15.00    $19.88   $16.50

     The Company has not paid any cash dividends on its Common Stock, and its policy is to retain earnings for use in its business.

ITEM 6. SELECTED FINANCIAL DATA

                                                             YEARS ENDED DECEMBER 31
                                            ---------------------------------------------------------
                                              1996        1995        1994        1993        1992
                                            ---------   ---------   ---------   ---------   ---------
                                             (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE FIGURES)
SUMMARY OF OPERATIONS:
Net sales.................................  $  70,170   $  56,229   $  32,098   $  30,910   $  25,612
Cost of sales.............................     59,809      48,385      27,586      26,455      22,474
Gross profit..............................     10,361       7,844       4,512       4,455       3,138
Income (loss) before taxes................      6,523       3,838      (1,224)     (3,190)     (2,276)
Net income (loss).........................      4,317       2,949      (1,224)     (1,868)     (1,486)
Net income (loss) per share*..............       0.75        0.52       (0.23)      (0.34)      (0.24)
Average shares outstanding*...............  5,735,118   5,642,304   5,397,230   5,562,348   6,127,548
Cash flow from (used in) operations.......     (4,084)     (1,802)      1,990      (2,001)      2,187
Capital expenditures......................      4,438       1,668         467       2,313       1,735
YEAR-END POSITION:
Total assets..............................     44,936      41,182      32,213      32,863      37,858
Working capital...........................     19,223      21,398      17,739      20,813      26,869
Current ratio.............................        3.0         3.0         4.5         5.7         7.6
Property, plant and equipment -- net......      9,654       6,869       6,384       7,099       6,209
Common shareholders' equity...............     34,825      30,099      26,989      28,239      33,548
Per share outstanding*....................       6.33        5.54        4.99        5.22        5.75
YEAR-END STATISTICS:
Common shares outstanding*................  5,505,400   5,439,800   5,412,600   5,412,000   5,841,200
Number of shareholders....................        640         661         740         793         867
Number of employees.......................        752         682         512         528         538
Plant area (thousand sq. ft.).............        680         750         767         846         846

---------------

* Adjusted to reflect the 2 for 1 stock split declared January 29, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Operating Results

     Consolidated sales totaled $70,170,000 for 1996, an increase of 25% over sales of $56,229,000 in 1995. Aircraft Maintenance segment sales increased by $22,699,000 to $65,340,000 in 1996, primarily as a result of its continued expansion into the third party commercial aircraft maintenance market. Sales in the Ocean Systems segment decreased by $8,002,000 to $1,946,000 in 1996. Revenues in the Ocean Systems segment decreased primarily as a result of contract completions with no follow-on contract awards. In November 1996, the Company sold substantially all of the assets of the Ocean Systems segment, see Note D. Sales in the Electronics segment decreased by $756,000 to $2,884,000 in 1996. In February of 1997, the Company signed an agreement to sell the Electronics segment, see Note P. Information about the Company's operations in each segment is summarized in Note L.

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

     The Company recorded an operating profit of $5,705,000 in 1996 compared to an operating profit of $2,875,000 in 1995. The Aircraft Maintenance segment reported an operating profit of $7,026,000 in 1996 compared to an operating profit of $3,430,000 in 1995. The improved profitability in the Aircraft Maintenance segment resulted primarily from the increase in sales. The Ocean Systems segment reported an operating loss of $789,000 in 1996 compared to an operating profit of $419,000 in 1995. The decline in sales was the primary reason for the 1996 operating loss in the Ocean Systems segment. The Electronics segment reported an operating profit of $557,000 in 1996 compared to an operating profit of $796,000 in 1995. The decline in sales was the primary reason for the lower 1996 operating profit in the Electronics segment. Corporate office general and administrative expenses decreased to $968,000 in 1996 compared to $2,128,000 in 1995 primarily as a result of reductions in legal and insurance expenses.

     The Company recorded income from operations of $2,875,000 in 1995 compared to an operating loss of $2,588,000 in 1994. This improvement resulted from increased profitability in the Aircraft Maintenance segment (operating profit of $3,430,000 in 1995 compared to operating profit of $743,000 in 1994), accomplished through stringent cost control measures coupled with the increase in sales volume. The Ocean Systems segment's improvement (operating profit of $419,000 in 1995 compared to an operating loss of $2,156,000 in 1994) resulted from the increase in sales coupled with a reduction in research and development spending. The Electronics segment's profitability improved (operating profit of $796,000 in 1995 compared to operating profit of $580,000 in 1994) through the increase in sales volume. Corporate office general and administrative expenses totaled $2,128,000 in 1995 compared to $1,672,000 in 1994.

     Other income in 1996 includes interest earned of $307,000 and investment income of $440,000. Other income in 1995 includes gains on sales of fixed assets of $650,000 and interest earned of $671,000. Other income in 1994 includes gains on sales of fixed assets of $512,000 and interest earned of $791,000.

     The Company recorded net income tax expense of $2,206,000 for 1996 and $889,000 in 1995. The Company did not record a net income tax benefit related to the loss before income taxes in 1994 since the Company had used all available loss carrybacks and any tax benefits resulting from losses must now be carried forward. (See Note H).

  Liquidity and Capital Resources

     During 1996, cash used in operating activities totaled $4,084,000 compared to cash used in operating activities of $1,802,000 in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     The Company made capital expenditures during 1996 of approximately $4,438,000 compared to $1,668,000 and $467,000 in 1995 and 1994, respectively.
The majority of the capital expenditures in 1996 and 1995 relate to the Aircraft Maintenance segment and were made to renovate the Aero facility in Lake City, Florida. The 1994 expenditures mainly relate to test equipment in the Ocean Systems segment. The Company will make capital and other expenditures during 1997 as conditions warrant. The Company believes its cash balances and line of credit facility are sufficient to meet its short and long-term capital requirements. Any future acquisitions may require additional capital.

     Cash and cash equivalents decreased from approximately $7,382,000 in 1995 to $2,656,000 in 1996. The decrease is primarily the result of capital expenditures ($4,438,000).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................    8
Consolidated Balance Sheets at December 31, 1996 and 1995...    9
Consolidated Statements of Operations and Retained Earnings
  for the Years Ended December 31, 1996, 1995 and 1994......   10
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994..........................   11
Notes to Consolidated Financial Statements..................   12
Schedule II -- Valuation and Qualifying Accounts............   25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Whitehall Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Whitehall Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and retained earnings and cash flows for the three years in the period then ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitehall Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the three years in the period then ended December 31, 1996, in conformity with generally accepted accounting principles.

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

                                            ARTHUR ANDERSEN LLP

Dallas, Texas,
March 14, 1997

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1996            1995
                                                              ------------    ------------
Current Assets:
  Cash and cash equivalents.................................  $  2,656,000    $  7,382,000
  Accounts receivable, net..................................    18,461,000      17,397,000
  Income taxes receivable...................................       458,000              --
  Inventories...............................................     6,440,000       7,137,000
  Prepaid expenses and other................................       656,000         397,000
                                                              ------------    ------------
          Total Current Assets..............................    28,671,000      32,313,000
Investments.................................................     4,611,000              --
Property, Plant and Equipment:
  Land......................................................       399,000         399,000
  Buildings.................................................     1,293,000       1,282,000
  Machinery and equipment...................................    11,790,000      16,723,000
  Leasehold improvements....................................     8,710,000       6,777,000
                                                              ------------    ------------
                                                                22,192,000      25,181,000
  Allowances for depreciation and amortization..............    12,538,000      18,312,000
                                                              ------------    ------------
                                                                 9,654,000       6,869,000
Notes Receivable............................................     2,000,000       2,000,000
                                                              ------------    ------------
          Total Assets......................................  $ 44,936,000    $ 41,182,000
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities..................  $  6,239,000    $  9,104,000
  Bank line of credit.......................................     2,550,000              --
  Current portion of long term debt.........................       280,000              --
  Accrued environmental costs...............................       379,000         625,000
  Federal income tax liability..............................            --       1,186,000
                                                              ------------    ------------
          Total Current Liabilities.........................     9,448,000      10,915,000
Other Non-current Liabilities...............................       117,000         168,000
Long Term Debt..............................................       546,000              --
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $5.00 par value:
  Authorized 500,000 shares -- none issued..................            --              --
  Common stock, $.10 par value:
     Authorized 20,000,000 shares, issued 7,666,712 and
       3,800,556 at December 31, 1996 and 1995..............       767,000         380,000
  Additional paid-in capital................................     1,766,000       1,360,000
  Retained earnings.........................................    48,437,000      44,504,000
                                                              ------------    ------------
                                                                50,970,000      46,244,000
  Less -- treasury stock (2,161,312 shares at December 31,
     1996 and 1,080,656 at December 31, 1995), at cost......   (16,145,000)    (16,145,000)
                                                              ------------    ------------
                                                                34,825,000      30,099,000
                                                              ------------    ------------
          Total Liabilities and Shareholders' Equity........  $ 44,936,000    $ 41,182,000
                                                              ============    ============

      The accompanying notes are an integral part of these balance sheets.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                                     DECEMBER 31,
                                                        ---------------------------------------
                                                           1996          1995          1994
                                                        -----------   -----------   -----------
Net sales:
  Services............................................  $65,340,000   $42,641,000   $25,403,000
  Products............................................    4,830,000    13,588,000     6,695,000
                                                        -----------   -----------   -----------
                                                         70,170,000    56,229,000    32,098,000
Cost of sales:
  Services............................................   56,033,000    37,510,000    23,115,000
  Products............................................    3,776,000    10,875,000     4,471,000
                                                        -----------   -----------   -----------
                                                         59,809,000    48,385,000    27,586,000
  Gross Profit........................................   10,361,000     7,844,000     4,512,000
Selling, engineering and administrative...............    4,656,000     4,969,000     7,100,000
                                                        -----------   -----------   -----------
  Income (loss) from operations.......................    5,705,000     2,875,000    (2,588,000)
Other income, net.....................................      818,000       963,000     1,364,000
                                                        -----------   -----------   -----------
  Income (loss) before income taxes...................    6,523,000     3,838,000    (1,224,000)
Income taxes..........................................   (2,206,000)     (889,000)           --
                                                        -----------   -----------   -----------
  Net income (loss)...................................    4,317,000     2,949,000    (1,224,000)
Retained earnings at beginning of year................   44,504,000    41,555,000    42,779,000
2 for 1 stock split effected in the form of a 100%
  stock dividend......................................     (384,000)           --            --
                                                        -----------   -----------   -----------
  Retained earnings at end of year....................  $48,437,000   $44,504,000   $41,555,000
                                                        ===========   ===========   ===========
Net income (loss) per share...........................  $      0.75   $      0.52   $     (0.23)
                                                        ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    DECEMBER 31,
                                                      -----------------------------------------
                                                         1996           1995           1994
                                                      -----------    -----------    -----------
Cash flows from operating activities:
  Net income (loss).................................  $ 4,317,000    $ 2,949,000    $(1,224,000)
  Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities --
     Depreciation and amortization..................    1,096,000      1,097,000        982,000
     Gain on sale of fixed assets...................      (11,000)      (650,000)      (512,000)
     Investment (income) loss.......................     (440,000)       329,000             --
     Changes in operating assets and liabilities
       excluding disposition --
       Accounts receivable, net.....................   (1,064,000)   (10,409,000)    (1,322,000)
       Income taxes receivable......................     (458,000)            --      3,910,000
       Federal income tax liability.................   (1,186,000)     1,186,000             --
       Deferred income taxes........................           --       (390,000)        77,000
       Inventories..................................   (3,246,000)      (833,000)    (1,601,000)
       Prepaid expenses and other...................       70,000       (144,000)     1,157,000
       Accounts payable and accrued liabilities.....   (2,865,000)     5,006,000        598,000
       Other liabilities............................     (297,000)        57,000        (75,000)
                                                      -----------    -----------    -----------
          Total adjustments.........................   (8,401,000)    (4,751,000)     3,214,000
                                                      -----------    -----------    -----------
          Cash provided by (used in) operating
            activities..............................   (4,084,000)    (1,802,000)     1,990,000
Cash flows from investing activities:
  Sales of marketable securities....................           --             --      4,463,000
  Capital expenditures..............................   (4,438,000)    (1,668,000)      (467,000)
  Notes receivable..................................           --        500,000     (2,541,000)
  Proceeds from sale of fixed assets................       11,000        735,000        711,000
                                                      -----------    -----------    -----------
          Cash provided by (used in) investing
            activities..............................   (4,427,000)      (433,000)     2,166,000
Cash flows from financing activities:
  Net increase in line of credit....................    2,550,000             --             --
  Net increase in long term debt....................      826,000             --             --
  Issuance of common stock from exercise of stock
     options........................................      409,000        161,000        149,000
  Purchases of treasury stock.......................           --             --       (174,000)
                                                      -----------    -----------    -----------
          Cash provided by (used in) financing
            activities..............................    3,785,000        161,000        (25,000)
                                                      -----------    -----------    -----------
Net increase (decrease) in cash and cash
  equivalents.......................................   (4,726,000)    (2,074,000)     4,131,000
Cash and cash equivalents at beginning of period....    7,382,000      9,456,000      5,325,000
                                                      -----------    -----------    -----------
Cash and cash equivalents at end of period..........  $ 2,656,000    $ 7,382,000    $ 9,456,000
                                                      ===========    ===========    ===========
Supplemental Information:
Cash paid during the year for:
  Income taxes......................................  $ 3,720,000    $        --    $        --
  Interest..........................................       61,000             --         22,000

Supplemental Schedule of Noncash Investing and Financing Activities:
  Disposition of Ocean Systems segment inventory and fixed assets in exchange for Hydroscience
Technologies, Inc. Preferred stock:
     Inventory......................................  $ 3,943,000    $        --    $        --
     Fixed assets, net..............................      557,000             --             --
     Investment in Hydroscience Technologies, Inc.
       Preferred stock..............................   (4,500,000)            --             --

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

     Reclassifications: Certain reclassifications have been made to 1995 and 1994 amounts to conform with the 1996 presentation.

     Long-term Contracts: Revenue on long-term contracts is recognized using the percentage of completion or unit of delivery method. On contracts where the percentage of completion method is applied, revenue is accrued in the proportion that costs incurred bear to management's estimate of total contract costs. Any known or anticipated losses are provided for currently.

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

     Research and Development: Research and development costs are included in selling, engineering and administrative expenses and amounted to approximately $41,000 in 1996, $45,000 in 1995 and $1,993,000 in 1994.

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

     Per Share Amounts: Per share computations are based on the weighted average number of common shares outstanding, after giving effect to the 2 for 1 stock split declared January 29, 1997 in the form of a 100% stock dividend to stockholders of record at the close of business on March 25, 1997, of 5,735,118 in 1996, 5,642,304 in 1995, and 5,397,230 in 1994.

     Joint Venture Investment: See Note D.

     Accounting Changes: In 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under SFAS No. 121, impairment losses are recognized when information indicates the carrying amount of long-lived assets will not be recovered through future operations or sale.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE A -- ACCOUNTING POLICIES AND PRACTICES -- (CONTINUED)
Impairment losses for assets to be held or used in operations will be based on the excess of the carrying amount of the asset over the asset's fair value. No impairment losses were recorded in 1996.

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 requires the use of an option pricing model to calculate the value of stock-based compensation transactions, but then allows for two alternative methods of reporting the transactions. One method recognizes this value as a cost of compensation and as an expense for the current period. The alternative method permits footnote disclosure of the compensation cost, without charging the amount against earnings. The Company has elected the footnote disclosure alternative. See Note I.

     Cash Equivalents: Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less.

     Treasury Shares: During 1991, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. An additional authorization of 500,000 shares was made by the Board of Directors in March 1993. As of December 31, 1994, a total of 1,257,800 shares had been purchased under these authorizations. The Company did not acquire any treasury stock during 1995 or 1996. The Company acquired 25,800 shares of its common stock in 1994 at prices averaging $6.76 per share.

     Other Income: Other income includes interest earned of $307,000 in 1996, $671,000 in 1995 and $791,000 in 1994. Other income also includes gains on sales of fixed assets of $11,000 in 1996, $650,000 in 1995 and $512,000 in 1994.

     Employee Benefits: The Company offers no significant post-employment or post-retirement benefits.

NOTE B -- ACCOUNTS RECEIVABLE, NET

     Accounts receivable were as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1996           1995
                                                            -----------    -----------
Commercial accounts:
  Accrued sales not billed..............................    $ 6,578,000    $ 6,607,000
  Billed................................................     10,916,000      9,821,000
                                                            -----------    -----------
                                                             17,494,000     16,428,000
Receivables from foreign governments....................        206,000        231,000
Receivables from U.S. Government........................        184,000        450,000
                                                            -----------    -----------
                                                                390,000        681,000
Advances to joint venture (see Note D)..................      1,095,000      1,020,000
Less -- allowance for doubtful accounts.................        518,000        732,000
                                                            -----------    -----------
                                                            $18,461,000    $17,397,000
                                                            -----------    -----------

     Accrued sales not billed will be billed on the basis of contract terms and deliveries. All accrued amounts at December 31, 1996, are expected to be billed and collected in 1997.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE C -- INVENTORIES

     The components of inventories were as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------
Finished goods............................................    $1,175,000    $2,849,000
Work in process...........................................         5,000        75,000
Raw materials.............................................     5,260,000     4,213,000
                                                              ----------    ----------
                                                              $6,440,000    $7,137,000
                                                              ==========    ==========

     Costs included in inventories include raw materials and related labor and overhead costs.

NOTE D -- INVESTMENTS

     In November 1996, the Company sold substantially all of the assets related to its Ocean Systems segment to Hydroscience Technologies, Inc. ("HTI") in exchange for 818,182 shares of HTI Preferred Stock, which carries a liquidation preference of $5.50 per share. At the Company's election, the HTI Preferred Stock is convertible after December 31, 1997, into 45% of HTI's Common Stock. The Company has no significant influence on the operations of HTI. Thus, the Company's investment in HTI is accounted for under the cost method. Management periodically evaluates the realizability of its investment.

     The pro forma financial information presented below is for the years ended December 31, 1996 and 1995. The pro forma financial information gives effect to the sale of the Ocean Systems segment as if such transaction had occurred as of January 1, 1995.

                                                               1996           1995
                                                            -----------    -----------
Net sales.................................................  $68,224,000    $46,281,000
Net income................................................    5,007,000      2,949,000
Net income per share......................................  $      0.87    $      0.53

     The pro forma financial information does not purport to represent what the results of operations of the Company would have actually been if the aforementioned transaction had occurred on January 1, 1995, nor does it project the results of operations for any future periods.

     During 1994, the company obtained 40% ownership of a joint venture involved in the development of aircraft-related technology for an initial investment of $1,000. The Company accounts for its investment in the joint venture under the equity method. In 1994, the Company obtained a promissory note for an advance of $2,000,000 to the joint venture. The principal balance of the promissory note accrues interest at a maximum rate of 5% per annum and the principal balance with accrued interest is due January 5, 1999. The note is secured by certain assets of the joint venture. During 1996 and 1995, the Company advanced an additional $75,000 and $1,020,000 to the joint venture. These advances are included in accounts receivable.

NOTE E -- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities were as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------
Accounts payable............................................  $5,403,000    $8,207,000
Salaries, wages and payroll taxes...........................     836,000       897,000
                                                              ----------    ----------
                                                              $6,239,000    $9,104,000
                                                              ==========    ==========

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE F -- DEBT

     The Company entered into a long term note and a credit facility during 1996 with a bank. The long term note is payable over three years at an interest rate of 7.98% and is secured by property valued at $850,000. The credit facility consists of a $5,000,000 line of credit agreement and a $3,000,000 standby letter of credit agreement. Advances under the line of credit agreement accrue interest at the prime interest rate. The Company also pays an annual commitment fee of 1/4 of 1% on the unused portion of the line of credit. At December 31, 1996, the unused portion of the line of credit was $2,450,000. A $2,900,000 standby letter of credit was issued, pursuant to the standby letter of credit agreement, in order to comply with the annual financial assurances required by the Florida Department of Environmental Protection and related to the environmental remediation being performed at the Company's Lake City, Florida facility (See Note N). The standby letter of credit agreement has an annual commitment fee of 1% of the amount of the letter of credit. The long term debt consists of the following:

                                                                1996
                                                              --------
Note payable with interest at 7.98%, payable in monthly
  installments of $23,611 principal plus interest on the
  outstanding balance to maturity in November 1999, at which time the remaining principal balance is due...............  $826,000
Less: amounts payable within one year.......................   280,000
                                                              --------
                                                              $546,000
                                                              ========

     This debt was incurred to finance the acquisition of certain fixed assets. The total debt principal payments are $280,000 in 1997, $283,000 in 1998, $263,000 in 1999, and zero thereafter.

     The credit facility is unsecured and contains certain financial covenants related to working capital, consolidated net income and consolidated tangible net worth, among other restrictions. The Company is in compliance with the debt covenants at December 31, 1996.

NOTE G -- SHAREHOLDERS' EQUITY

     On January 29, 1997, the Board of Directors declared a 2 for 1 stock split to be effected in the form of a 100% stock dividend to shareholders of record at the close of business March 25, 1997. This stock split has been retroactively accounted for by transferring $384,000 from retained earnings to common stock. For all years presented, earnings per share and common stock equivalents reflect this stock split.

     Additionally, on March 17, 1997, the shareholders approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 5,000,000 shares to 20,000,000 shares.

NOTE H -- INCOME TAXES

     Federal and state income tax expense (benefit) consisted of the following:

                                                        YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------
                                          1996                     1995                   1994
                                  ---------------------   ----------------------   -------------------
                                   CURRENT     DEFERRED    CURRENT     DEFERRED    CURRENT   DEFERRED
                                  ----------   --------   ----------   ---------   -------   ---------
Federal.........................  $2,086,000     $--      $1,279,000   $(390,000)  $62,000   $ (62,000)
State...........................     120,000      --              --          --        --          --
                                  ----------     ---      ----------   ---------   -------   ---------
                                  $2,206,000     $--      $1,279,000   $(390,000)  $62,000   $ (62,000)
                                  ==========     ===      ==========   =========   =======   =========

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE H -- INCOME TAXES -- (CONTINUED)
     The benefit for income taxes differs from the amount computed by applying the Federal income tax rate to income before income taxes. The following table summarizes the reasons for this difference:

                                                        YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                    1996          1995         1994
                                                 ----------    ----------    ---------
Income tax provision (benefit) at statutory
  rate.........................................   2,217,000    $1,315,000    $(416,000)
State taxes....................................     120,000
Tax-exempt interest income.....................          --            --       (4,000)
Alternative minimum tax........................          --       (12,000)      62,000
Change in deferred tax allowance...............    (158,000)     (515,000)     343,000
Other items -- net.............................      27,000       101,000       15,000
                                                 ----------    ----------    ---------
                                                 $2,206,000    $  889,000    $      --
                                                 ==========    ==========    =========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                                1996         1995
                                                              ---------    ---------
Deferred tax assets:
  Short-term --
     Uniform cost capitalization............................  $      --    $  19,000
     Expense accruals not deducted for tax purposes.........    520,000      596,000
                                                              ---------    ---------
          Total short-term..................................    520,000      615,000
  Long-term --
     Other..................................................     37,000       37,000
                                                              ---------    ---------
          Total deferred tax assets.........................    557,000      652,000
  Less -- Valuation allowance...............................   (184,000)    (342,000)
                                                              ---------    ---------
     Net deferred tax asset.................................  $ 373,000    $ 310,000
                                                              =========    =========
Deferred tax liabilities
  Short-term --
     Costs deducted for tax purposes........................  $  24,000    $  56,000
  Long-term --
     Difference for depreciation of property, plant, and
       equipment............................................    349,000      254,000
                                                              ---------    ---------
          Total deferred tax liability......................  $ 373,000    $ 310,000
                                                              =========    =========

NOTE I -- STOCK OPTION PLANS

     In May 1992, the stockholders approved the Whitehall Corporation Incentive Stock Option Plan ("Incentive Plan") and the Whitehall Corporation Non-Employee Directors Stock Option Plan ("Directors Plan"). The Incentive Plan provides for the grant of incentive stock options for up to 650,000 shares of Common Stock to key employees. The Directors Plan provides for the grant of incentive stock options for up to 130,000 shares of Common Stock to non-employee Directors of the Company. Under the Plans, the exercise price for stock options will not be less than the fair market value of the optioned stock at the date of grant. Stock options expire ten years from the date of grant and generally vest over a five year period with one-fifth of the shares becoming exercisable on each of the five anniversaries of the date of grant. As December 31, 1996, 1995 and 1994 there were 218,600, 196,200 and 137,600 options exercisable, respectively. The option

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE I -- STOCK OPTION PLANS -- (CONTINUED) period under both Plans may not be more than ten years from the date the option is granted. Transactions involving the Plans are summarized as follows:

                                                               SHARES
                                                              --------
Options outstanding, December 31, 1993......................   544,000
  Granted ($5.94-$6.31 per share)...........................   100,000
  Canceled ($5.63-$8.50 per share)..........................  (213,600)
  Exercised ($5.63 per share)...............................   (26,400)
                                                              --------
Options outstanding, December 31, 1994......................   404,000
  Granted ($14.13 per share)................................    20,000
  Canceled..................................................        --
  Exercised ($5.63-$7.75 per share).........................   (27,200)
                                                              --------
Options outstanding, December 31, 1995......................   396,800
  Granted ($17.75-$19.53 per share).........................   130,000
  Canceled..................................................        --
  Exercised ($5.81-$7.75 per share).........................   (65,600)
                                                              --------
Options outstanding, December 31, 1996......................   461,200

     In 1996, the Company issued 65,600 shares of common stock in conjunction with the exercise of employee stock options, resulting in a $6,000 increase in common stock and a $406,000 increase in additional paid-in-capital.

     The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. In 1996, the Company adopted SFAS No. 123, which requires that options be priced using the fair value method, and has elected the disclosure only alternative. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. Using the fair value method to determine compensation costs, the Company's pro forma net income and net income per share would be:

                                                                 1996          1995
                                                              ----------    ----------
Net income:
  As Reported...............................................  $4,317,000    $2,949,000
  Pro Forma.................................................   3,355,000     2,829,000
Net income per share:
  As Reported...............................................  $     0.75    $     0.52
  Pro Forma.................................................        0.59          0.50
The following assumptions were used for the 1996 and 1995 grants:
  Risk free interest rate...................................       7.03%         7.24%
  Expected dividend yield...................................          --            --
  Expected life of options..................................    10 years      10 years
  Expected volatility.......................................      38.19%        38.33%

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE I -- STOCK OPTION PLANS -- (CONTINUED)
     The weighted average fair value of the stock options granted during 1996 and 1995 was $11.22 and $9.11, respectively. The weighted average exercise prices of the stock options outstanding and exercisable in 1996, 1995 and 1994 are:

                                                             1996      1994     1995
                                                            ------    ------    -----
Outstanding at beginning of the year......................  $ 6.80    $ 6.38    $6.28
  Granted.................................................   18.30     14.13     6.09
  Exercised...............................................    6.24      5.90     5.63
  Canceled................................................      --        --     6.09
Outstanding at end of year................................   10.12      6.80     6.38
Exercisable at end of year................................  $ 6.67    $ 6.47    $6.40

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

NOTE J -- SAVINGS PLAN

     The Company implemented a voluntary 401(k) savings plan for eligible employees (as defined by the Plan document) effective September 1, 1992. The Company contributed $50 per enrolling employee in 1995 and 1994. In 1995 and 1996 the Company contributed $0.10 for every $1 contributed by each employee. The Company may make future matching contributions at its discretion. Company contributions totaled approximately $40,000 in 1996, $25,000 in 1995 and $1,300 in 1994. The Company's contributions vest over a six-year period.

NOTE K -- LEASES

     Total rental expense amounted to approximately $305,000 in 1996, $105,000 in 1995 and $219,000 in 1994.

     The aggregate future minimum rental commitments as of December 31, 1996, for all noncancelable operating leases are as follows:

  1997........................................................  $   29,000
  1998........................................................      25,000
  1999........................................................      30,000
  2000........................................................      30,000
  2001........................................................      30,000
  Thereafter..................................................   1,832,000
                                                                ----------
  ............................................................  $1,976,000
                                                                ==========

NOTE L -- INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

     The Company operated in three segments during 1996: Aircraft Maintenance, Electronics and Ocean Systems. The Aircraft Maintenance segment rebuilds, modifies and maintains turboprop and jet aircraft. The Electronics segment manufactures and distributes quartz crystals and oscillators. The Ocean Systems segment designs and manufactures marine sensing systems for geophysical and military applications. See Item 1 for a complete description of the business segments.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE L -- INDUSTRY SEGMENTS AND MAJOR CUSTOMERS -- (CONTINUED)
     Operating profit represents total revenue less operating expenses, excluding general corporate expenses and interest expense. Identifiable assets are those assets used in each segment. Corporate assets are principally cash, prepaid items and capital assets.

     Information about the Company's operations in the different segments is summarized as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1996       1995       1994
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Sales:
  Aircraft Maintenance................................  $65,340    $42,641    $25,403
  Electronics.........................................    2,884      3,640      2,873
  Ocean Systems.......................................    1,946      9,948      3,822
                                                        -------    -------    -------
                                                        $70,170    $56,229    $32,098
                                                        =======    =======    =======
Operating profit and income (loss) before taxes:
  Aircraft Maintenance................................  $ 7,026    $ 3,430    $   743
  Electronics.........................................      557        796        580
  Ocean Systems.......................................     (789)       419     (2,156)
                                                        -------    -------    -------
                                                        $ 6,794    $ 4,645    $  (833)
                                                        =======    =======    =======
Corporate:
  Interest income.....................................  $   307    $   671    $   791
  Investment income...................................      440         --         --
  Gain on sale of assets..............................       11        650        512
  General and administrative expenses.................     (968)    (2,128)    (1,672)
  Interest expense....................................      (61)        --        (22)
                                                        -------    -------    -------
  Income (loss) before taxes..........................  $ 6,523    $ 3,838    $(1,224)
                                                        =======    =======    =======
Identifiable assets:
  Aircraft Maintenance................................  $32,507    $24,078    $14,520
  Electronics.........................................    2,216      2,627      1,747
  Ocean Systems.......................................        0      6,518      4,934
  Corporate...........................................   10,213      7,959     11,012
                                                        -------    -------    -------
                                                        $44,936    $41,182    $32,213
                                                        =======    =======    =======
Depreciation and amortization:
  Aircraft Maintenance................................  $   776    $   813    $   757
  Electronics.........................................       50         27         33
  Ocean Systems.......................................      193        219        153
  Corporate...........................................       77         38         39
                                                        -------    -------    -------
                                                        $ 1,096    $ 1,097    $   982
                                                        =======    =======    =======
Capital expenditures:
  Aircraft Maintenance................................  $ 3,395    $ 1,441    $   164
  Electronics.........................................      100         46         28
  Ocean Systems.......................................        5        181        275
  Corporate...........................................      938         --         --
                                                        -------    -------    -------
                                                        $ 4,438    $ 1,668    $   467
                                                        =======    =======    =======

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE L -- INDUSTRY SEGMENTS AND MAJOR CUSTOMERS -- (CONTINUED)
     The Company has three customers in the Aircraft Maintenance segment that account for at least 10% of 1996 consolidated revenues: Valujet Airlines, Continental Airlines and Emery Worldwide. Valujet Airlines accounted for approximately 26% of consolidated net sales in 1996, 30% of consolidated net sales in 1995 and 11% of consolidated net sales in 1994. Continental Airlines accounted for approximately 15% of consolidated net sales in 1996 and 21% of consolidated net sales in 1995. Emery Worldwide accounted for approximately 14% of consolidated net sales in 1996, 9% of consolidated net sales in 1995 and 25% of consolidated net sales in 1994. Southern Air Transport accounted for approximately 5% of consolidated net sales in 1996, 2% of consolidated net sales in 1995 and 18% of consolidated net sales in 1994. The United States Government accounted for approximately 2% of consolidated net sales in 1995 and 10% of consolidated net sales in 1994. The Company made no sales to the U.S. Government during 1996.

NOTE M -- SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                    QUARTER ENDED
                                                   -----------------------------------------------
                                                   MAR. 31   JUNE 30   SEP. 30   DEC. 31    TOTAL
                                                   -------   -------   -------   -------   -------
                                                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
1996:
  Net sales......................................  $20,187   $20,221   $16,318   $13,444   $70,170
  Gross profit...................................    3,092     2,879     2,197     2,193    10,361
  Net income.....................................    1,063     1,129     1,187       938     4,317
  Net income per common share*...................  $  0.19   $  0.20   $  0.21   $  0.16   $  0.75
1995:
  Net sales......................................  $14,299   $14,004   $12,705   $15,221   $56,229
  Gross profit...................................    1,828     2,131     1,925     1,960     7,844
  Net income.....................................      568       674       836       871     2,949
  Net income per common share*...................  $  0.11   $  0.12   $  0.15   $  0.15   $  0.52

---------------

* Restated to give effect to 100% stock dividend to stockholders' of record at the close of business on March 25, 1997.

NOTE N -- COMMITMENTS AND CONTINGENCIES

     On May 10, 1991, an action was filed in the District Court of Dallas County, Texas, by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that (i) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and was the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. On August 17, 1994, the defendants were granted a partial summary judgment. On October 24, 1994, Mr. Webster filed a third amended petition and alleged the following causes of action: tortious interference with contractual relations against Cambridge Capital Fund, L.P., and directors George F. Baker and John J. McAtee; intentional infliction of emotional distress and breach of oral contracts. The third amended petition sought compensatory and punitive damages in excess of $35 million. On January 12, 1995, the Court entered an abatement on one of the breach of oral contract claims against the Company and entered a summary judgment in the defendants' favor on all remaining claims alleged by Mr. Webster. On February 26, 1996, the Court granted a summary judgment in favor of the defendants on Mr. Webster's remaining claims and entered a take nothing final judgment which dismissed all of Mr. Webster's claims with prejudice to refiling. On March 26, 1996, Mr. Webster appealed the final judgment to the Dallas, Texas Court of Appeals. Management intends to vigorously defend the appeal.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE N -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
     On September 22, 1992, Mr. Webster filed an action in the District Court of Dallas County, Texas, against First City, Texas-Dallas ("First City"), the Company and a former employee of the Company. As receiver for First City, the Federal Deposit Insurance Corporation intervened and removed this case to the U.S. District Court for the Northern District of Texas. The petition alleged, among other things, that ( i ) the Company interfered with Mr. Webster's existing and prospective contractual relationship with the former employee and First City, a national banking institution; (ii) the Company has converted to its own use the former employee's Company stock which allegedly was owned by Mr. Webster; (iii) the Company, First City and the former employee conspired to commit fraud against Mr. Webster; and (iv) the actions of the Company, First City, and the former employee were intentionally done to cause Mr. Webster emotional distress. The petition sought, among other things, not less than $1 million in compensatory damages, not less than $5 million in exemplary damages and not less than $1 million as damages for emotional distress. By orders dated June 2, 1994 and June 20, 1994, the Company was granted a summary judgment on all claims alleged by Mr. Webster. On July 31, 1995, the Court entered a final judgment disposing of all claims alleged against all parties. Mr. Webster appealed the final judgment to the United States Court of Appeals for the Fifth Circuit. On June 10, 1996, the United States Court of Appeals for the Fifth Circuit affirmed the lower Court ruling. This is the final ruling in this case.

     Aero is taking remedial action pursuant to Environmental Protection Agency ("EPA") regulations at the Lake City, Florida facility. The Company does not anticipate any material direct effects upon the capital expenditures, earnings and competitive position of the Company from compliance with present Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does expect, however, that compliance with such regulations will require, from time to time, both increased operating costs and capital expenditures which may be substantial. As of December 31, 1996 and 1995, the Company had reserved approximately $379,000 and $625,000 respectively for anticipated environmental remediation costs at the Aero facility. The decrease in accrued environmental remediation costs was due to expenditures and additional information obtained relating to the nature and extent of required remediation. Actual costs to be incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. These uncertainties included the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

     To comply with the financial assurances required by the Florida Department of Environmental Protection (FDEP), the Company requested and a bank issued a $2,900,000 standby letter of credit in favor of the FDEP. This letter of credit meets all conditions required by the FDEP.

     The Company is also involved in certain legal proceedings in the normal course of its business. After consultation with counsel, management is of the opinion that the outcome of the above-mentioned proceedings will not have a material effect on the financial position or results of operations of the Company.

NOTE O -- RELATED PARTY TRANSACTIONS

     On December 31, 1996, two officers of the Company were indebted to the Company in the aggregate amount of approximately $363,000. This amount is classified as accounts receivable and is fully reserved.

NOTE P -- SUBSEQUENT EVENT

     In February 1997, the Company signed an agreement, which is dependent upon the buyer securing financing, to sell its Electronics segment to a group of private investors for $2,714,000. The purchase consideration consists of $1,867,000 in cash and $847,000 in promissory notes bearing interest at a rate of 10% per annum.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

NOTE P -- SUBSEQUENT EVENT -- (CONTINUED)
     The pro forma financial information presented below is for the years ended December 31, 1996 and 1995, and gives effect to the sale of the Electronics segment and the Ocean Systems segment as if such transactions had occurred on January 1, 1995.

                                                                 1996          1995
                                                              -----------   -----------
Net sales...................................................  $65,340,000   $42,641,000
Net income..................................................    4,694,000     2,484,000
Net income per share........................................         0.82          0.44

     The pro forma financial information does not purport to represent what the results of operations of the Company would have actually been if the aforementioned transactions had occurred on January 1, 1995, nor does it project the results of operations for any future periods.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

        Consolidated Balance Sheets at December 31, 1996 and 1995

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K -- (CONTINUED)
        Consolidated Statements of Income and Retained Earnings for the years ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

        Notes to Consolidated Financial Statements

     2. The following consolidated financial statement schedule of the Company and its subsidiaries is included herewith on page 25:

        Schedule II -- Valuation and qualifying accounts

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

     3. Exhibits

  EXHIBIT       INCORPORATED BY REFERENCE TO                           DESCRIPTION
  -------       ----------------------------                           -----------
    (3)     Form 10-K December 31, 1987            a. Restated Certificate of Incorporation
            Form 10-K December 31, 1996            b. Amendment to Restated Certificate of
                                                        Incorporation
            Form 10-K December 31, 1992            c. Restated bylaws

   (10)                                            MATERIAL CONTRACTS
            Form 10-K December 31, 1987            a. Resolutions adopted by the Compensation
                                                        Committee of the Board of Directors of
                                                        Whitehall Corporation on March 14, 1988,
                                                        approved by the full Board of Directors on
                                                        March 22, 1988, relating to benefits payable
                                                        to survivors of Mr. Lee D. Webster.
            Form 10-K December 31, 1974            b. Whitehall Corporation Management Security
                                                        Agreements
            Form 10-K December 31, 1992            c. Whitehall Corporation Incentive Stock Option
                                                        Plans
            Form 10-K December 31, 1992            d. Whitehall Corporation Non-Employee Directors
                                                        Stock Option Plan, as amended by Amendment No.
                                                        1 thereto
            Form 10-K December 31, 1992            e. Lease between Aero Corporation and City of Lake
                                                        City, Florida dated December 30, 1992
            Form 10-K December 31, 1996            f. Line of Credit Agreement between Comerica Bank
                                                        and Whitehall Corporation dated January 24,
                                                        1996
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

                                            WHITEHALL CORPORATION

                                            By         /s/ G.F. BAKER
                                             -----------------------------------
                                                       George F. Baker
                                                    Chairman of the Board

Date: March 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                   /s/ G.F. BAKER                      Chairman of the Board (Principal      March 26, 1996
-----------------------------------------------------    executive officer)
                   George F. Baker

                 /s/ JOHN H. WILSON                    President                             March 26, 1996
-----------------------------------------------------
                   John H. Wilson

               /s/ E. F. CAMPBELL III                  Vice President and Treasurer          March 26, 1996
-----------------------------------------------------    (Principal financial officer)
              E. Forrest Campbell, III

                /s/ DANIEL R. DONHAM                   Vice President and Controller         March 26, 1996
-----------------------------------------------------    (Principal accounting officer)
                  Daniel R. Donham

                 /s/ BRUCE C. CONWAY                   Director                              March 26, 1996
-----------------------------------------------------
                   Bruce C. Conway

                /s/ ARTHUR H. HUTTON                   Director                              March 26, 1996
-----------------------------------------------------
                  Arthur H. Hutton

                 /s/ JOHN J. MCATEE                    Director                              March 26, 1996
-----------------------------------------------------
                 John J. McAtee, Jr.

                   /s/ J.S. PARKER                     Director                              March 26, 1996
-----------------------------------------------------
                   Jack S. Parker

                 /s/ LEWIS S. WHITE                    Director                              March 26, 1996
-----------------------------------------------------
                   Lewis S. White

                                                                     SCHEDULE II

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                              ADDITIONS
                                ----------------------------------------------------------------------
                                BALANCE AT     CHARGES        CHARGED TO                    BALANCE AT
                                BEGINNING    TO COSTS AND   OTHER ACCOUNTS   DEDUCTIONS       END OF
         DESCRIPTION            OF PERIOD      EXPENSES        DESCRIBE       DESCRIBE        PERIOD
         -----------            ----------   ------------   --------------   ----------     ----------

YEAR ENDED
  DECEMBER 31, 1996:
Reserves and allowances
  deducted from asset
  accounts --
  Allowance for uncollectible
     accounts.................  $  732,000    $       --       $     --       $214,000(1)   $  518,000
  Allowance for obsolete
     inventory................     300,000            --             --        300,000(4)           --
                                ----------    ----------       --------       --------      ----------
          Totals..............  $1,032,000    $       --       $     --       $514,000         518,000
                                ==========    ==========       ========       ========      ==========
Accrued environmental cost....  $  625,000    $       --       $     --       $246,000(2)   $  379,000
                                ==========    ==========       ========       ========      ==========
YEAR ENDED
  DECEMBER 31, 1995:
Reserves and allowances
  deducted from asset
  accounts --
  Allowance for uncollectible
     accounts.................  $  858,000    $  748,000       $     --       $874,000(1)   $  732,000
  Allowance for obsolete
     inventory................          --       300,000             --             --         300,000
                                ----------    ----------       --------       --------      ----------
          Totals..............  $  858,000    $1,048,000       $     --       $874,000      $1,032,000
                                ==========    ==========       ========       ========      ==========
Accrued environmental cost....  $  736,000    $  416,000       $     --       $527,000(2)   $  625,000
                                ==========    ==========       ========       ========      ==========
YEAR ENDED
  DECEMBER 31, 1994:
Reserves and allowances
  deducted from asset
  accounts-- --
  Allowance for uncollectible
     accounts.................  $  828,000    $   94,000       $     --       $ 64,000(1)   $  858,000
  Allowance for obsolete
     inventory................      30,000            --             --         30,000(3)           --
                                ----------    ----------       --------       --------      ----------
          Totals..............  $  858,000    $   94,000       $     --       $ 94,000      $  858,000
                                ==========    ==========       ========       ========      ==========
Accrued environmental cost....  $  538,000    $  416,000       $     --       $ 218,00(2)   $  736,000
                                ==========    ==========       ========       ========      ==========

---------------

(1) Uncollectible accounts written off, net of recoveries.

(2) Environmental clean up costs incurred.

(3) Inventory cost adjustments

(4) Reserve adjustment

                                 EXHIBIT INDEX

  EXHIBIT       INCORPORATED BY REFERENCE TO                           DESCRIPTION
  -------       ----------------------------                           -----------
    (3)     Form 10-K December 31, 1987            a. Restated Certificate of Incorporation
            Form 10-K December 31, 1996            b. Amendment to Restated Certificate of
                                                        Incorporation
            Form 10-K December 31, 1992            c. Restated bylaws

   (10)                                            MATERIAL CONTRACTS
            Form 10-K December 31, 1987            a. Resolutions adopted by the Compensation
                                                        Committee of the Board of Directors of
                                                        Whitehall Corporation on March 14, 1988,
                                                        approved by the full Board of Directors on
                                                        March 22, 1988, relating to benefits payable
                                                        to survivors of Mr. Lee D. Webster.
            Form 10-K December 31, 1974            b. Whitehall Corporation Management Security
                                                        Agreements
            Form 10-K December 31, 1992            c. Whitehall Corporation Incentive Stock Option
                                                        Plans
            Form 10-K December 31, 1992            d. Whitehall Corporation Non-Employee Directors
                                                        Stock Option Plan, as amended by Amendment No.
                                                        1 thereto
            Form 10-K December 31, 1992            e. Lease between Aero Corporation and City of Lake
                                                        City, Florida dated December 30, 1992
            Form 10-K December 31, 1996            f. Line of Credit Agreement between Comerica Bank
                                                        and Whitehall Corporation dated January 24,
                                                        1996
   (21)     --                                     SUBSIDIARIES OF THE REGISTRANT
   (23)     --                                     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
   (27)     --                                     FINANCIAL DATA SCHEDULE