Form 10-Q
period 1997-03-31
WHITEHALL CORP
filed 1997-05-15
CIK 106827

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                ---------------

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 1-5483


                             WHITEHALL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                            41-0838460
-------------------------------                          -----------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification Number)


2659 NOVA DRIVE, DALLAS, TEXAS
Mailing Address:  P.O. Box 29709, Dallas, Texas                       75229
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)



        Registrant's telephone number, including area code 972-247-8747
                                                           ------------

                                      N/A
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
   ------   ------

    Number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997
                                             --------

                    Common Stock, $0.10 par value: 5,508,400
                                                   ---------

                                     INDEX

                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1997

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                                                                             PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996......................1

              Condensed Consolidated Statements of Operations
                      Three months ended March 31, 1997 and 1996................2

              Consolidated Statements of Cash Flows
                      Three months ended March 31, 1997 and 1996................3

              Notes to Condensed Consolidated Financial Statements
                      March 31, 1997............................................4

Item 2.  Management`s Discussion and Analysis of Financial
         Condition and Results of Operations....................................6


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings......................................................7

Item 4. Submission of Matters to a vote of Security Holders ....................7

Item 6.  Exhibits and Reports on Form 8-K.......................................7


SIGNATURES......................................................................8

PART I. FINANCIAL INFORMATION

WHITEHALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)


                                                          March 31,      December 31,
ASSETS                                                       1997            1996
                                                         ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                              $  3,076,000    $  2,656,000
  Accounts receivable, net                                 22,692,000      18,461,000
  Income taxes receivable                                           0         458,000
  Notes receivable                                            141,000               0

  Inventories:
    Finished products                                               0       1,175,000
    Products in process                                             0           5,000
    Materials and supplies                                  5,617,000       5,260,000
                                                         ------------    ------------

                                                            5,617,000       6,440,000

  Prepaid expenses and other                                  515,000         656,000
                                                         ------------    ------------

       TOTAL CURRENT ASSETS                                32,041,000      28,671,000
  Investments                                               4,745,000       4,611,000

PROPERTY, PLANT AND EQUIPMENT                              21,244,000      22,192,000
Less allowances for depreciation and amortization         (10,947,000)    (12,538,000)
                                                         ------------    ------------

                                                           10,297,000       9,654,000

NOTES RECEIVABLE                                            2,705,000       2,000,000
                                                         ------------    ------------

       TOTAL ASSETS                                      $ 49,788,000    $ 44,936,000
                                                         ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities               $  7,356,000    $  6,239,000
  Bank line of credit                                       5,000,000       2,550,000
  Current portion of long term debt                           280,000         280,000
  Accrued environmental costs                                 304,000         379,000
  Federal income tax liability                                298,000               0
                                                         ------------    ------------

       TOTAL CURRENT LIABILITIES                           13,238,000       9,448,000

NON-CURRENT LIABILITIES                                        96,000         117,000
  Long term debt                                              476,000         546,000

SHAREHOLDERS' EQUITY
  Common stock, $.10 par value:
    Authorized shares - 20,000,000
    Issued shares (1997 - 7,669,712; 1996 - 7,666,712)        767,000         767,000
  Additional paid-in capital                                1,784,000       1,766,000
  Retained earnings                                        49,572,000      48,437,000
                                                         ------------    ------------

                                                           52,123,000      50,970,000
  Less treasury shares at cost
    (1997 and 1996- 2,161,312)                            (16,145,000)    (16,145,000)
                                                         ------------    ------------

                                                           35,978,000      34,825,000
                                                         ------------    ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 49,788,000    $ 44,936,000
                                                         ============    ============

See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)




                                                For the Three
                                                 Months Ended
                                                   March 31,
                                              1997            1996
                                          ------------    ------------
Net Sales
  Services                                $ 12,879,000    $ 17,674,000
  Products                                     672,000       2,513,000
                                          ------------    ------------
                                            13,551,000      20,187,000

Cost of Sales
  Services                                  10,580,000      15,148,000
  Products                                     411,000       1,947,000
                                          ------------    ------------
                                            10,991,000      17,095,000
                                          ------------    ------------

      GROSS PROFIT                           2,560,000       3,092,000

Operating expenses:
    Selling, general and administrative      1,499,000       1,534,000
                                          ------------    ------------
Total operating expenses                     1,499,000       1,534,000
                                          ------------    ------------

INCOME FROM OPERATIONS                       1,061,000       1,558,000

Other income, net                              830,000          52,000
                                          ------------    ------------

INCOME BEFORE INCOME TAXES                   1,891,000       1,610,000

Income tax                                    (756,000)       (547,000)
                                          ------------    ------------


NET INCOME                                $  1,135,000    $  1,063,000
                                          ============    ============



NET INCOME PER SHARE                      $       0.20    $       0.19
                                          ============    ============


See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                         For the
                                                                    Three Months Ended
                                                                        March 31,
                                                                    1997           1996
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 1,135,000    $ 1,063,000
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                     292,000        245,000
   Gain on sale of electronics business                             (710,000)             0
    Investment income                                               (134,000)
Changes in operating assets and liabilities:
   Accounts receivable, net                                       (4,636,000)    (4,772,000)
   Income taxes receivable                                           458,000
   Federal income tax liability                                      298,000
   Inventories                                                      (604,000)      (989,000)
   Prepaid expenses and other                                        139,000       (169,000)
   Accounts payable and accrued liabilities                        1,242,000      2,338,000
   Accrued environmental costs                                       (75,000)       (52,000)
   Non-current liabilities                                           (21,000)       (16,000)
                                                                 -----------    -----------

    Total adjustments                                             (3,751,000)    (3,415,000)
                                                                 -----------    -----------

     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (2,616,000)    (2,352,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (1,082,000)      (552,000)
  Notes receivable                                                  (846,000)             0
  Proceeds from sale of electronics business                       2,566,000              0
                                                                 -----------    -----------

     CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 638,000       (552,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in line of credit                                   2,450,000
  Net increase (decrease) in long term debt                          (70,000)
  Issuance of common stock from exercise of stock options             18,000        258,000
                                                                 -----------    -----------

     CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               2,398,000        258,000

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       420,000     (2,646,000)
                                                                 -----------    -----------

          CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         2,656,000    $ 7,382,000
                                                                 -----------    -----------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 3,076,000    $ 4,736,000
                                                                 ===========    ===========

See notes to condensed consolidated financial statements.

WHITEHALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

MARCH 31, 1997


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE B - NOTES RECEIVABLE

         During 1994, the Company obtained 40% ownership of a joint venture involved in the development of aircraft-related technology for an initial investment of $1,000. The Company accounts for its investment in the joint venture under the equity method. In 1994, the Company obtained a promissory note for an advance of $2,000,000 to the joint venture. The principal balance of the promissory note accrues interest at a maximum rate of 5%, and the principal balance together with accrued interest are due January 5, 1999. The note is secured by certain assets of the joint venture. During 1997,1996 and 1995 the Company advanced an additional $1,150,000, $75,000 and $1,020,000 to the joint venture. These advances are included in accounts receivable.


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

         Aero Corporation is taking remedial action pursuant to Environmental Protection Agency ("EPA") regulations at the Lake City, Florida facility. The Company does not anticipate any material direct effects upon the capital expenditures, earnings and competitive position of the Company from compliance with present Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does expect, however, that compliance with such regulations will require, from time to time, both increased operating costs and capital expenditures which may be substantial. As of March 31, 1997 and December 31, 1996, the Company had reserved approximately $304,000 and $379,000 respectively for anticipated environmental remediation costs at the Aero facility. The decrease in accrued environmental remediation costs was due to expenditures. Other remaining costs to be incurred will include testing and monitoring to be performed over a 20 to 30 year period. Actual costs to be incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

         Whitehall Corporation's consolidated sales for the three months ended March 31, 1997 were $13,551,000, a 33% decrease from the sales reported in the first quarter of 1996. Sales for the first quarter of 1996 include $1,789,000 related to the Ocean Systems segment which was sold in the fourth quarter of 1996. First quarter 1997 sales in the Aircraft Maintenance segment were lower than first quarter 1996 sales primarily because hangar space was reserved in anticipation of the U.S. Air Force C-130 maintenance contract which wasn't awarded to the Company until April of 1997. The Company is also pursuing other military contracts. In March of 1997 the Company completed the sale of its Electronics business to a private group of investors for $2,566,000. The Company received $1,719,000 in cash and $847,000 in promissory notes bearing interest at 10% per annum. Consolidated sales for the first quarter of 1997 include Electronics sales of $672,000 which were approximately 7% lower than the same quarter of 1996.

         The Company recorded income from operations of $1,061,000 in the first quarter of 1997, a decrease of 32% compared to $1,558,000 in the same period of 1996. The Aircraft Maintenance segment reported operating income of $1,256,000 for the first quarter of 1997 compared to operating income of $2,018,000 for the same period of 1996. The decline in profitability in the Aircraft maintenance segment is primarily attributable to the lower sales volume. The Electronics segment reported operating income in the first quarter of 1997 of $122,000 compared to $131,000 in the same period of 1996. The first quarter of 1996 also included $80,000 of Ocean Systems segment operating income. Corporate office general and administrative expenses decreased to $317,000 for the first quarter of 1997 compared to $671,000 for the same period of 1995 primarily as a result of reductions in legal and insurance expenses.

         Other income totaled $830,000 in the first quarter of 1997 compared to $52,000 in the same period of 1996. Other income for the first quarter of 1997 consists primarily of $710,000 in gain from the sale of the Electronics business. Other income in the first quarter of 1996 consisted primarily of interest earned on invested cash offset by other expenses.

FINANCIAL CONDITION

           During the first quarter of 1997, cash used in operations totaled $2,616,000, as compared to cash used in operations of $2,352,000 in the same period of 1995. The cash used in operations was primarily a result of the increase in accounts receivable. Accounts receivable increased by $4,636,000 during the first quarter of 1997; this includes $1,150,000 in advances to the Hushkit joint venture with the remainder primarily relating to the Aircraft Maintenance segment. The Company's capital expenditures totaled $1,082,000 during the first quarter of 1997 compared to $552,000 during the same period of 1996. The capital expenditures are a part of the continuing program to improve the Lake City, Florida Aircraft Maintenance facility. The Company also received advances under its line of credit agreement totaling $2,450,000 during the first quarter of 1997 to cover operating costs, capital expenditures and advances to the joint venture. Since the reporting period, the Company has increased its line of credit facility to $12,000,000. The Company believes its cash balances and line of credit facility are sufficient to meet its short and long-term capital and liquidity requirements.

         During the first quarter of 1997 the Company did not acquire any additional shares of its common stock. At March 31, 1997 there were approximately 242,200 additional shares available for repurchase under the Company's current repurchase authorization. The Company may continue to acquire stock as market conditions warrant.

                          PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

          The information contained in Item 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 17, 1997, shareholders approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 5,000,000 shares to 20,000,000 shares. Of the 2,254,200 shares outstanding, 2,364,866 were represented at the special meeting of stockholders. A total of 2,155,866 votes were cast in favor of the proposal, 206,050 against and 2,600 abstained. Following the meeting, the Certificate of Amendment to the Restated Certificate of Incorporation of the Company was filed with the State of Delaware.

         The approval by stockholders of the amendment to the Company's certificate of incorporation was a condition to implementing the two-for-one stock split of the Company's common stock declared by the Board of Directors on January 29, 1997. The stock split was effected by a distribution of stock on April 15, 1997 to all stockholders of record on March 25, 1997.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           The following Exhibit are included herein:

                    (11) Statement re: computation of earnings per share
                    (19) Form 8-K (filed January 30, 1997; reporting 2-for-1
                         stock split)
                    (27) Financial Data Schedule

                                                      SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WHITEHALL CORPORATION


Date     May 13, 1997                   By  /s/ John H. Wilson
     --------------------------             ------------------------------------
                                            John H. Wilson, President




Date     May 13, 1997                    By   /s/ E. F. Campbell, III
     --------------------------             ------------------------------------
                                            E. Forrest Campbell, III, Treasurer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 11            Statement re: Computation of per share earnings

 19            Form 8-K

 27            Financial Data Schedule

 99.1          Press release
