Form 10-Q
period 1997-06-30
WHITEHALL CORP
filed 1997-08-15
CIK 106827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                               _______________

                                  FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

     OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                          Commission file number 1-5483

                              WHITEHALL CORPORATION
              (Exact name of registrant as specified in its charter)


        Delaware                                            41-0838460
(State or Other Jurisdiction of                            (IRS Employer
Incorporation or Organization)                          Identification Number)


                          2659 Nova Drive, Dallas, Texas
               Mailing Address:  P.O. Box 29709, Dallas, Texas 75229
                     (Address of Principal Executive Offices)
                                  (Zip Code)

                                   972-247-8747
                Registrant's Telephone Number, Including Area Code

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

Indicate the number of shares outstanding of each of the issuer's classes ofcommon stock, as of the close of the latest practicable date.

            Class                              Outstanding at August 14, 1997
Common Stock, $0.10 par value                         5,522,000 Shares

INDEX

QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended June 30, 1997

WHITEHALL CORPORATION AND SUBSIDIARIES

                                                                       Page
PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets
               June 30, 1997 and December 31, 1996                       3

            Condensed Consolidated Statements of Operations
               Three and Six months ended June 30, 1997
               and 1996                                                  4

            Consolidated Statements of Cash Flows
               Three and Six months ended June 30, 1997
               and 1996                                                  5

            Notes to Condensed Consolidated Financial Statements
               June 30, 1997                                             6

Item 2.     Management`s Discussion and Analysis of Financial
               Condition and Results of Operations                       8


PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                            11

Item 4.     Submission of Matters to a vote of Security Holders          11

Item 6.     Exhibits and Reports on Form 8-K                             12


SIGNATURES                                                               13












Certain items in the report that follows are marked with an asterisk ("*"), indicating that they are subject to the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 found on page 11 of this report.

ITEM 1 OF PART I - FINANCIAL INFORMATION


 WHITEHALL CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)


                                                                                   June 30,         December 31,
 ASSETS                                                                              1997               1996

 CURRENT ASSETS
   Cash and cash equivalents                                                  $      709,000     $    2,656,000
   Accounts receivable, net                                                       30,773,000         18,461,000
   Income taxes receivable                                                           458,000            458,000
   Current portion of notes receivable                                               141,000                -
   Inventories:
     Finished products                                                                   -            1,175,000
     Products in process                                                                 -                5,000
     Materials and supplies                                                        6,353,000          5,260,000
                                                                               --------------     --------------
                                                                                   6,353,000          6,440,000

   Prepaid expenses and other                                                        521,000            656,000
                                                                               --------------     --------------
        TOTAL CURRENT ASSETS                                                      38,955,000         28,671,000

 INVESTMENT IN CAPITAL STOCK OF AFFILIATE                                          4,815,000          4,611,000

 PROPERTY, PLANT AND EQUIPMENT                                                    22,474,000         22,192,000
 Less allowances for depreciation and amortization                               (11,249,000)       (12,538,000)
                                                                               --------------     --------------
                                                                                  11,225,000          9,654,000

 NOTES RECEIVABLE                                                                  2,723,000          2,000,000
                                                                               --------------     --------------
                                                                              $   57,718,000     $   44,936,000
                                                                               ==============     ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                   $    8,787,000     $    6,239,000
   Notes payable to bank                                                           9,367,000          2,550,000
   Long term debt due in one year                                                    280,000            280,000
   Accrued environmental costs                                                       277,000            379,000
   Federal income tax liability                                                    1,136,000                -
                                                                               --------------     --------------
        TOTAL CURRENT LIABILITIES                                                 19,847,000          9,448,000

 NON-CURRENT LIABILITIES                                                              77,000            117,000

 LONG TERM DEBT                                                                      405,000            546,000

 SHAREHOLDERS' EQUITY
   Common stock, $.10 par value:
     Authorized shares - 20,000,000
     Issued shares (1997 - 7,683,312; 1996 - 7,666,712)                              769,000            767,000
   Additional paid-in capital                                                      1,864,000          1,766,000
   Retained earnings                                                              50,901,000         48,437,000
                                                                               --------------     --------------
                                                                                  53,534,000         50,970,000
   Less treasury shares at cost
     (1997 and 1996 - 2,161,312)                                                 (16,145,000)       (16,145,000)
                                                                               --------------     --------------
                                                                                  37,389,000         34,825,000
                                                                               --------------     --------------
                                                                              $   57,718,000      $  44,936,000
                                                                               ==============     ==============

 See notes to condensed consolidated financial statements

WHITEHALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)


                                            For the Three Months Ended        For the Six Months Ended
                                             June 30,        June 30,        June 30,        June 30,
                                               1997            1996            1997            1996


 Net Sales
   Services                               $ 19,035,000    $ 19,247,000    $ 31,914,000    $  36,921,000
   Products                                        -           974,000         672,000        3,487,000
                                           ------------    ------------    ------------    -------------
                                            19,035,000      20,221,000      32,586,000       40,408,000

 Cost of Sales
   Services                                 15,511,000      16,632,000      26,091,000       31,780,000
   Products                                        -           710,000         411,000        2,657,000
                                           ------------    ------------    ------------    -------------
                                            15,511,000      17,342,000      26,502,000       34,437,000
                                           ------------    ------------    ------------    -------------
       GROSS PROFIT                          3,524,000       2,879,000       6,084,000        5,971,000

 Operating expenses:
     Selling, general and administrative     1,365,000       1,543,000       2,864,000        3,077,000
                                           ------------    ------------    ------------    -------------
 Total operating expenses                    1,365,000       1,543,000       2,864,000        3,077,000
                                           ------------    ------------    ------------    -------------
 INCOME/(LOSS) FROM OPERATIONS               2,159,000       1,336,000       3,220,000        2,894,000

 Other income, net                              57,000         375,000         887,000          428,000
                                           ------------    ------------    ------------    -------------
 INCOME/(LOSS) BEFORE INCOME TAXES           2,216,000       1,711,000       4,107,000        3,322,000

 Income tax                                    887,000         582,000       1,643,000        1,129,000
                                           ------------    ------------    ------------    -------------
 NET INCOME/(LOSS)                        $  1,329,000     $ 1,129,000     $ 2,464,000    $   2,193,000
                                           ============    ============    ============    =============
 NET INCOME PER SHARE                     $       0.23    $       0.20     $      0.43    $        0.39
                                           ============    ============    ============    =============
 WEIGHTED AVERAGE SHARES
    OUTSTANDING                              5,757,105       5,694,946       5,746,356        5,682,502
                                           ============    ============    ============    =============






 1996 amounts have been adjusted for the two-for-one stock split paid during April of 1997.
















 See notes to condensed consolidated financial statements

 WHITEHALL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                            For the Six Months Ended
                                                                           June 30,           June 30,
                                                                             1997               1996
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                         $    2,464,000     $   2,193,000
   Adjustments to reconcile net income to net cash
       used in operating activities:
        Depreciation and amortization                                        610,000           470,000
        Gain on sale of Electronics segment                                 (727,000)              -
        Equity in earnings of equity investment                             (204,000)              -
   Changes in assets and liabilities provided(used)
       cash, net of sale of Electronics segment:
        Accounts receivable, net                                         (12,717,000)       (1,151,000)
        Income taxes payable                                               1,136,000               -
        Inventories                                                       (1,310,000)       (2,247,000)
        Prepaid expenses and other                                           102,000          (430,000)
        Accounts payable and other accrued liabilities                     2,673,000          (377,000)
        Accrued environmental costs                                         (102,000)         (176,000)
        Non-current liabilities                                              (40,000)          (35,000)

                                                                         ------------      ------------
   Net cash used in operating activities                                  (8,115,000)       (1,753,000)
                                                                         ------------      ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                   (2,328,000        (1,281,000)
   Proceeds from sale of Electronics segment                               1,720,000               -
                                                                         ------------      ------------
   Net cash provided used in investing activities                           (608,000)       (1,281,000)
                                                                         ------------      ------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in bank line of credit loan, net of repayments                 6,817,000               -
   Payments on long-term debt                                               (141,000)              -
   Net proceeds from the exercise of stock options                           100,000           333,000
                                                                         ------------      ------------
   Net cash provided by financing activities                               6,776,000           333,000
                                                                         ------------      ------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                (1,947,000)       (2,701,000)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          2,656,000         7,382,000
                                                                         ------------      ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $      709,000    $    4,681,000
                                                                         ============      ============


















 See notes to condensed consolidated financial statements

ITEM 1 OF PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 1997

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Operating results for the three and six month periods ending June 30, 1997, are not necessarily indicative of the results that may be expected for the entire year.

During February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which will become effective for all financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 128 provides for the presentation of basic and diluted earnings per share on the face of the financial statements and supersedes Accounting Principles Board (APB) Opinion No. 15, Earnings per Share. SFAS No. 128 requires the restatement of earnings per share for prior periods presented after its effective date. SFAS No. 128 does not have a material effect upon the three and six month periods ended June 30, 1997 and June 30, 1996. However, the impact on other prior periods has not yet been determined.

Net income per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three and six months ending June 30, 1997 after giving effect to the equivalent shares which are issuable upon the exercise of stock options determined by the treasury stock method in accordance with APB No. 15.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

2.     Notes Receivable

During 1994, the Company obtained 40% ownership of a joint venture involved in the development of aircraft-related technology for an initial investment of $1,000. The Company accounts for its investment in the joint venture under the equity method. In 1994, the Company obtained a promissory note for an advance of $2,000,000 to the joint venture. The principal balance of the promissory note accrues interest at a maximum rate of 5%, and the principal balance together with accrued interest are due January 5, 1999. The note is secured by certain assets of the joint venture. During 1997, 1996 and 1995 the Company advanced an additional $476,000, $75,000 and $1,020,000 to the joint venture, net of repayments. These advances are included in accounts receivable.

3.     Commitments and Contingencies

On May 10, 1991, an action was filed in the District Court of Dallas County, Texas, by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that ( i ) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and were the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. On August 17, 1994, the defendants were granted a partial summary judgment. On October 24, 1994, Mr. Webster filed a third amended petition and alleged the following causes of action: tortious interference with contractual relations against Cambridge Capital Fund, L.P., and directors

ITEM 1 OF PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 1997

3.     Commitments and Contingencies - Continued

George F. Baker and John J. McAtee; intentional infliction of emotional distress; and breach of oral contracts. The third amended petition sought compensatory and punitive damages in excess of $35 million. On January 12, 1995, the Court entered an abatement on one of the breach of oral contract claims against the Company and entered a summary judgment in the defendants' favor on all remaining claims alleged by Mr. Webster. On February 26, 1996, the Court granted a summary judgment in favor of the defendants on Mr. Webster's remaining claim and entered a take nothing final judgment which dismissed all of Mr. Webster's claims with prejudice to refiling. On March 26, 1996, Mr. Webster appealed the final judgment to the Dallas Court of Appeals. Management has vigorously defended the appeal.

A subsidiary of the Company, Aero Corporation ("Aero"), is taking remedial action pursuant to Environmental Protection Agency ("EPA") regulations at the Lake City, Florida facility. The Company does not anticipate any material direct effects upon the capital expenditures, earnings and competitive position of the Company from compliance with present Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does expect, however, that compliance with such regulations will require, from time to time, both increased operating costs and capital expenditures which may be substantial. As of June 30, 1997 and December 31, 1996, the Company had reserved approximately $277,000 and $379,000 respectively for anticipated environmental remediation costs at the Aero facility. The decrease in accrued environmental remediation costs was due to expenditures. Other remaining costs to be incurred will include testing and monitoring to be performed over a 20 to 30 year period. Actual costs to be incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

The Company is also involved in certain legal proceedings in the normal course of its business.

After consultation with counsel, management is of the opinion that the outcome of the above-mentioned proceedings will not have a material effect on the financial position or results of operations of the Company.

ITEM 1 OF PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 1997

General

The principal business of the Company is the third party repair and maintenance of jet and other aircraft for its customers. The Company's business is in part seasonal in nature and is influenced by many of the same factors that affect the aircraft industry as a whole.

The Company has increased its capacity to better take advantage of growth in the industry by recently purchasing an additional aircraft repair and maintenance facility located in Macon, Georgia as well as disposing of those segments of its business which do no fit with the Company's expansion plans. Additionally, the Company owns a 40% interest in AvAero, a joint venture that manufactures FAA-certified hush kits for jet engines.

Results of Operations

The following tables set forth, for the periods and dates indicated, certain financial data including, as applicable, the percentage of net sales:


 STATEMENT OF INCOME SUMMARY
                                                                       For the Quarter Ended
                                              June 30, 1997    June 30, 1996  Change from Prior Period
                                                                      (Dollars in Thousands)

 Net Sales                                  $19,035    100.0%    $20,221    100.0%   $(1,186)    (5.9%)
 Cost of Sales                               15,511     81.5%     17,342     85.8%   $(1,831)   (10.6%)
                                            --------  -------    --------  -------   --------  -------
 Gross Profit on Sales                      $ 3,524     18.5%    $ 2,879     14.2%   $   645     22.4%
                                            ========  ========   ========  =======   ========  =======
 Selling, General and Administrative        $ 1,365      7.2%    $ 1,543      7.6%   $  (178)   (11.5%)
 Income from Operations                     $ 2,159     11.3%    $ 1,336      6.6%   $   823     61.6%
 Net Income                                 $ 1,329      7.0%    $ 1,129      5.6%   $   200     17.7%

                                                                       For the Six Months Ended
                                              June 30, 1997    June 30, 1996  Change from Prior Period
                                                                        (Dollars in Thousands)

 Net Sales                                  $32,586    100.0%    $40,408    100.0%   $(7,822)   (19.4%)
 Cost of Sales                               26,502     81.3%     34,437     85.2%   $(7,935)   (23.0%)
                                            --------  -------    --------  -------   --------  -------
 Gross Profit on Sales                      $ 6,084     18.7%    $ 5,971     14.8%   $   113      1.9%
                                            ========  ========   ========  =======   ========  =======
 Selling, General and Administrative        $ 2,864     15.0%    $ 3,077     15.2%   $  (213)    (6.9%)
 Income from Operations                     $ 3,220     16.9%    $ 2,894     14.3%   $   326     11.3%
 Net Income                                 $ 2,464     12.9%    $ 2,193     10.8%   $   271     12.4%



Sales. Whitehall Corporation's consolidated sales for the three and six months ended June 30, 1997 of $19.0 and $32.6 million, respectively, represented a 5.9% and 19.4% decrease from the sales reported in the comparable periods of 1996. Sales for the first and second quarters of 1996 include $1.0 and $3.5 million, respectively, related to the Ocean Systems segment which was sold in the fourth quarter of 1996 and its Electronics segment which was sold in the first quarter of 1997. Sales in the Aircraft Maintenance segment during the three and six months ended June 30, 1997 of $19.0 and $31.9 million, respectively, were lower than aircraft maintenance sales during the comparable 1996 periods primarily because hangar space was reserved in anticipation of the U.S. Air Force C-130 maintenance contract which wasn't awarded to the Company until April of 1997 and was subsequently canceled at the convenience of the government in June of 1997. The C-130 contract provides for reimbursement by theU.S. Air force of costs incurred during its operation and the Company has recorded a claim against the government for these costs. In March of 1997, the Company completed the sale of its Electronics business to a private group of investors for $1.7 million in cash and $864,000 in promissory notes bearing interest at 10% per annum for an aggregate sales price of $2.6 million.

ITEM 1 OF PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 1997

Gross Profit on Sales. The increase in gross profit on sales (derived by deducting cost of sales from sales) during the current quarter by 22.4% over the comparable quarter in the previous year is primarily attributable to improved aircraft maintenance efficiencies and removal of costs of sales associated with sales by the Company's disposed Ocean Systems and Electronics segments. The increase in gross profit during the current six month period of 1.9% over the comparable period in the previous year is consistent with the increase in maintenance efficiencies described above coupled with disposal of the Ocean Systems and Electronics segments.

Selling, General and Administrative. The decrease in selling, general and administrative expenses during the current three and six month periods of 11.5% and 6.9%, respectively, over the comparable periods in the previous year is consistent with the disposal of its Ocean Systems and Electronic segments and the decrease in sales.

Net Income. The increase in net income of 17.7% and 12.4%, respectively, during the current three and six month periods over the comparable periods in the previous year is primarily attributable to the increased gross profit and decreased selling, general and administrative expenses.

Financial Condition

During the six months ended June 30, 1997, cash used in operations totaled $8.1 million as compared to cash used in operations of $1.8 million in the same period of 1996. The cash used in operations was primarily a result of the increase in accounts receivable of $12.7 million, which primarily related to aircraft maintenance work that billed and collected until after the close of the current six month period and advances to its AvAero joint venture of $476,000, net of repayments. The Company's capital expenditures totaled $2.3 million during the first six months of 1997 compared to $1.3 million during the same period of 1996. The capital expenditures are a part of the continuing program to improve the Lake City, Florida Aircraft Maintenance facility. The Company received advances under its line of credit agreement totaling $6.8 million during the first six months of 1997 to cover operating costs while aircraft maintenance work was being completed, capital expenditures and advances to the joint venture.

The Company believes its cash generated from its operations coupled with its current cash balances and line of credit facility are sufficient to meet its short and long-term capital and liquidity requirements *. In order to provide additional funds for continued pursuit of the Company's growth strategies and for operations over the longer term, the Company may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which may depend upon market and other conditions. There can be no assurance that such possible additional financing will be available on terms acceptable to the Company.

During the three and six month periods ended June 30, 1997, the Company did not acquire any additional shares of its common stock. At June 30, 1997 there were approximately 242,200 additional shares available for repurchase under the Company's current repurchase authorization. The Company may continue to acquire stock as market conditions warrant *.










____________________________

     * See "Safe Harbor" statement located on page 10.

ITEM 1 OF PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 1997

Safe Harbor" Statement under the Private Securities
Litigation Reform Act of 1995

With the exception of historical factual information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q (including statements regarding trends in the industry and the business and growth and financing strategies of the Company), as well as those statements specifically designated with an asterisk ("*"), constitute forward-looking statements, contain the words "believes," "anticipates," "expects," and words of similar import, are based upon current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and words involve known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. Such assumptions, risks, uncertainties and factors include those associated with general economic and business conditions; aircraft and aerospace industry trends, cyclicality and/or seasonality; availability of financing; changes and volatility in interest rates; warranty, product liability or other litigation arising in the course of the Company's aircraft repair and maintenance services business; dependence on key personnel; demographic
changes;  competition;   material and labor costs and  availability;
relationships with and dependence on customers; changes in the business strategy or development plans of the Company; the availability, terms and deployment of capital; changes in or the failure to comply with government regulations; and the inability or failure to identify or consummate successful acquisitions or to assimilate the operations of any acquired businesses with those of the Company. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

PART II  -  OTHER INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
June 30, 1997

Item 1.     Legal Proceedings

The information contained in Item 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

On May 10, 1991, an action was filed in the District Court of Dallas County, Texas, by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that ( i ) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and were the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. On August 17, 1994, the defendants were granted a partial summary judgment. On October 24, 1994, Mr. Webster filed a third amended petition and alleged the following causes of action: tortious interference with contractual relations against Cambridge Capital Fund, L.P., and directors George F. Baker and John J. McAtee; intentional infliction of emotional distress; and breach of oral contracts. The third amended petition sought compensatory and punitive damages in excess of $35 million. On January 12, 1995, the Court entered an abatement on one of the breach of oral contract claims against the Company and entered a summary judgment in the defendants' favor on all remaining claims alleged by Mr. Webster. On February 26, 1996, the Court granted a summary judgment in favor of the defendants on Mr. Webster's remaining claim and entered a take nothing final judgment which dismissed all of Mr. Webster's claims with prejudice to refiling. On March 26, 1996, Mr. Webster appealed the final judgment to the Dallas Court of Appeals. Management has vigorously defended the appeal.


Item 4.     Submission of Matters to a vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 12, 1997 . Each person who was then serving as a member of the Board of Directors was re-elected for another year. The votes for each nominee were cast as follows:

                                             Shares Voting
Name                             For             Against          Withheld

George F. Baker                2,351,328           -0-              7,018
Bruce C. Conway                2,351,328           -0-              7,018
Arthur H. Hutton               2,351,328           -0-              7,018
John J. McAtee, Jr.            2,351,328           -0-              7,018
Jack S. Parker                 2,351,328           -0-              7,018
Lewis S. White                 2,351,328           -0-              7,018
John H. Wilson                 2,351,328           -0-              7,018

The Stockholders ratified the Board of Directors' appointment of Arthur Andersen LLP as Independent Certified Public Accountants for the Company. The appointment was ratified by a vote of 2,353,225 shares for and 1,330 shares against, with 3,791 shares abstaining.

PART II  -  OTHER INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
June 30, 1997

Item 6.            Exhibits and Reports on Form 8-K

The following Exhibits are included herein:

          (a)

                    (10)     Material Contracts

                             i.  First Amended and Restated Credit
                                 Agreement, dated April 15, 1997,
                                 between Whitehall Corporation and
                                 Comerica Bank - Texas

                             ii. Promissory Note, in the principal
                                 amount of $12,000,000 and dated
                                 April 15, 1997, of Whitehall Corporation to Comerica Bank - Texas

                    (11)     Computation of Net Income per Common Share.

                    (27) Article 5 - Financial Data Schedule for Form 10-Q submitted as exhibit 27 as an EDGAR filing only.

          (b) The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 1997.

PART II  -  OTHER INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
June 30, 1997

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        WHITEHALL CORPORATION


         Registrant



Date     August 15, 1997               By   /s/ John H. Wilson
                                          John H. Wilson, President




Date     August 15, 1997                By   /s/ Michael G. Brinkley
                                           Michael G. Brinkley, Controller

Exhibit 11 - Computation of Net Income per Common Share

 WHITEHALL CORPORATION AND SUBSIDIARIES
 COMPUTATION OF EARNINGS PER SHARE - UNAUDITED


                                            For the Three Months Ended            For the Six Months Ended
                                               June 30,           June 30,           June 30,           June 30,
                                                 1997               1996               1997               1996

 PRIMARY AND FULLY DILUTED
      Net Income                          $     1,329,000    $     1,129,000    $     2,464,000    $     2,193,000
                                             =============      =============      =============      =============
 SHARES:
      Primary
         Average common shares
            outstanding                         5,509,969          5,485,754          5,509,185          5,483,700

         Dilutive effect if stock
            options were exercised                247,136            209,192            237,171            198,802
                                             -------------      -------------      -------------      -------------
         Average common shares
            outstanding as
            adjusted (primary)                  5,757,105          5,694,946          5,746,356          5,682,502

      Fully Diluted
         Average common shares
            outstanding                         5,757,105          5,694,946          5,746,356          5,682,502

         Additional Dilutive effect
            if stock options
            were exercised (fully)                    -                  -                  -                  -
                                             -------------      -------------      -------------      -------------
         Average common shares
            outstanding as adjusted
            (fully diluted)                     5,757,105          5,694,946          5,746,356          5,682,502
                                             =============      =============      =============      =============

 Primary and fully diluted
      net income per common share         $          0.23    $          0.20    $          0.43    $          0.39
                                             =============      =============      =============      =============





1996 amounts have been adjusted for the two-for-one stock split paid during April of 1997.