Form 10-Q
period 1997-09-30
WHITEHALL CORP
filed 1997-11-14
CIK 106827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
                         _______________

                           FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class                                  Outstanding at November 12, 1997
Common Stock, $0.10 par value                    5,530,000 Shares

                         INDEX
             QUARTERLY REPORT ON FORM 10-Q
         For Quarter Ended September 30, 1997
        WHITEHALL CORPORATION AND SUBSIDIARIES

                                                               Page
PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
September 30, 1997 and December 31, 1996                        3

Condensed Consolidated Statements of Operations
Three and nine months ended September 30, 1997
 and 1996                                                       4

Consolidated Statements of Cash Flows
Three and nine months ended September 30, 1997
 and 1996                                                       5

Notes to Condensed Consolidated Financial Statements
September 30, 1997                                              6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 8


PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                  11

Item 6.     Exhibits and Reports on Form 8-K                   11


SIGNATURES                                                     12












Certain items in the report that follows are marked with an asterisk ("*"), indicating that they are subject to the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 found on page 11 of this report.

PART I - FINANCIAL INFORMATION



WHITEHALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)


                                                             September 30,      December 31,
ASSETS                                                          1997               1996
CURRENT ASSETS
  Cash and cash equivalents                                  $      1050000  $      2656000
  Accounts receivable, net                                         21086000        18461000
  Income taxes receivable                                           4352000          458000
  Current portion of notes receivable                                141000               0
  Inventories:
    Finished products                                                     0         1175000
    Products in process                                                   0            5000
    Materials and supplies                                          6091000         5260000

  Total Inventories                                                 6091000         6440000
  Prepaid expenses and other                                         631000          656000

       TOTAL CURRENT ASSETS                                        33351000        28671000

INVESTMENT IN CAPITAL STOCK OF AFFILIATE                             140000         4611000

PROPERTY, PLANT AND EQUIPMENT                                      29532000        22192000
Less allowances for depreciation and amortization                 -11711000       -12538000

                                                                   17821000         9654000

NOTES RECEIVABLE                                                    2723000         2000000

                                                             $     54035000  $     44936000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                   $      9162000  $      6239000
  Notes payable to bank                                             9848000         2550000
  Long term debt due in one year                                     280000          280000
  Accrued environmental costs                                        272000          379000
  Federal income tax liability                                            0               0

       TOTAL CURRENT LIABILITIES                                   19562000         9448000

NON-CURRENT LIABILITIES                                             4930000          117000

LONG TERM DEBT                                                       334000          546000

SHAREHOLDERS' EQUITY
  Common stock, $.10 par value:
    Authorized shares - 20,000,000
    Issued shares (1997 - 7,691,312; 1996 - 7,666,712)               770000          767000
  Additional paid-in capital                                        1914000         1766000
  Retained earnings                                                42670000        48437000

                                                                   45354000        50970000
  Less treasury shares at cost
    (1997 and 1996 - 2,161,312)                                   -16145000       -16145000

                                                                   29209000        34825000

                                                             $     54035000  $     44936000

See notes to condensed consolidated financial statements


WHITEHALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

                             For the Three Months Ended            For the Nine Months Ended
                           September 30,      September 30,      September 30,      September 30,
                               1997               1996               1997               1996
Net Sales
  Services             $     14256000  $       15555000  $        46170000  $        52476000
  Products                          0            763000             672000            4250000
                             14256000          16318000           46842000           56726000

Cost of Sales
  Services                   21211000          13293000           47302000           45073000
  Products                          0            828000             411000            3485000
                             21211000          14121000           47713000           48558000

      GROSS PROFIT(LOSS)     -6955000           2197000            -871000            8168000

Operating expenses:
    Selling, general and
    administrative            1784000           1206000            4648000            4283000


Total operating expenses      1784000           1206000            4648000            4283000

INCOME/(LOSS) FROM
OPERATIONS                   -8739000            991000           -5519000            3885000

Other income, net            -4980000            807000           -4093000            1234000

INCOME/(LOSS) BEFORE INCOME
TAXES                       -13719000           1798000           -9612000            5119000


Income tax                   -5488000            611000           -3845000            1740000

NET INCOME/(LOSS)      $     -8231000  $        1187000  $        -5767000  $         3379000

NET INCOME/(LOSS) PER
SHARE                  $        -1.44  $           0.21  $           -1.01  $            0.59

WEIGHTED AVERAGE SHARES
OUTSTANDING                   5725815           5694946            5739509            5682502








1996 amounts have been adjusted for the two-for-one stock split paid during April of 1997.





See notes to condensed consolidated financial statements


WHITEHALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                        For the Nine Months Ended
                                                                      September 30,      September 30,
                                                                           1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income(Loss)                                                $     -5767000      $     3379000
  Adjustments to reconcile net income to net cash used in
  operating activities:
       Depreciation and amortization                                     1071000             758000
       Gain on sale of Electronics segment                               -727000                  0
       Loss on writedown of investment in affiliate                      4500000                  0
       Equity in earnings of equity investment                            -29000                  0
  Changes in assets and liabilities net of
  sale of Electronics segment:
       Accounts receivable, net                                         -3030000             392000
       Income taxes receivable                                          -3894000                  0
       Inventories                                                       -748000           -3261000
       Prepaid expenses and other                                          -8000            -155000
       Accounts payable and other accrued liabilities                    2748000           -3292000
       Accrued environmental costs                                       -107000             -92000
       Non-current liabilities                                            -77000             -54000

  Net cash used in operating activities                                 -6068000           -2325000

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                  -2995000           -2791000
  Purchase of investments                                                      0            -990000
  Cash paid to purchase a subsidiary                                    -1500000                  0
  Proceeds from sale of Electronics segment                              1720000                  0

  Net cash used in investing activities                                 -2775000           -3781000

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in bank line of credit loan, net of repayments                7298000                  0
  Payments on long-term debt                                             -212000                  0
  Net proceeds from the exercise of stock options                         151000             333000

  Net cash provided by financing activities                              7237000             333000

NET DECREASE IN CASH AND CASH EQUIVALENTS                               -1606000           -5773000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         2656000            7382000

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $      1050000      $     1609000









See notes to condensed consolidated financial statements


PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 1997

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

Operating results for the three and nine month periods ending September 30, 1997, are not necessarily indicative of the results that may be expected for the entire year.

During February of 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which will become effective for all financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 128 provides for the presentation of basic and diluted earnings per share on the face of the financial statements and supersedes Accounting Principles Board (APB) Opinion No. 15, Earnings per Share. SFAS No. 128 requires the restatement of earnings per share for prior periods presented after its effective date. SFAS No. 128 does not have a material effect upon the three and nine month periods ended September 30, 1997 and September 30, 1996. However, the impact on other prior periods has not yet been determined.

Net income per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three and nine months ending September 30, 1997 after giving effect to the equivalent shares which are issuable upon the exercise of stock options determined by the treasury stock method in accordance with APB No. 15.

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

On May 10, 1991, an action was filed in the District Court of Dallas County, Texas, by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that ( i) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and were the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. On August 17, 1994, the defendants were granted a partial summary judgment. On October 24, 1994, Mr. Webster filed a third amended petition and alleged the following causes of action: tortious interference with contractual relations against Cambridge Capital Fund, L.P., and directors

PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
September 30, 1997

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

A subsidiary of the Company, Aero Corporation ("Aero"), is taking remedial action pursuant to Environmental Protection Agency ("EPA") regulations at the Lake City, Florida facility. The Company does not anticipate any material direct effects upon the capital expenditures, earnings and competitive position of the Company from compliance with present Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does expect, however, that compliance with such regulations will require, from time to time, both increased operating costs and capital expenditures which may be substantial. As of September 30, 1997 and December 31, 1996, the Company had reserved approximately $272,000 and $379,000 respectively for anticipated environmental remediation costs at the Aero facility. The decrease in accrued environmental remediation costs was due to expenditures. Other remaining costs to be incurred will include testing and monitoring to be performed over a 20 to 30 year period. Actual costs to be incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

The Company is also involved in certain legal proceedings in the normal course of its business.

After consultation with counsel, management is of the opinion that the outcome of the above-mentioned proceedings will not have a material effect on the financial position or results of operations of the Company.

4. Acquisition

During July of 1997 the Company, through its subsidiary Aero - Macon Corporation acquired in an asset purchase agreement the aircraft maintenance facilities located in Macon, Georgia that were owned by Zantop International Airlines, Inc. for cash and the assumption of lease liabilities for an aggregate cost of $6.7 million.

PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 1997

General

The principal business of the Company is the third party repair and maintenance of aircraft for its customers. The Company's business is in part seasonal in nature and is influenced by many of the same factors that affect the aircraft maintenance industry as a whole.

The Company has increased its capacity to better take advantage of growth in the industry by recently purchasing an additional aircraft repair and maintenance facility located in Macon, Georgia as well as disposing of those segments of its business which do not fit with the Company's expansion plans. Additionally, the Company owns a 40% interest in AvAero, a joint venture that manufactures FAA-certified hush kits for jet engines.

Results of Operations

The following tables set forth, for the periods and dates indicated, certain financial data including, as applicable, the percentage of net sales:


 STATEMENT OF INCOME SUMMARY

                                                  For the Quarter Ended
                                     September 30, 1997         September 30, 1996     Change from Prior Period
                                                  (Dollars in Thousands)

 Net Sales                               14,256     100.0%          16,318     100.0%     (2,062)    (12.6%)
 Cost of Sales                           21,211     148.8%          14,121      86.5%      7,090      50.2%

 Gross Profit on Sales                   (6,955)    (48.8%)          2,197      13.5%     (9,152)   (416.6%)

 Selling, General and Administrative      1,784      12.5%           1,206       7.4%        578      47.9%
 Income from Operations                  (8,739)    (61.3%)            991       6.1%     (9,730)   (981.8%)
 Other Income(Loss)                      (4,980)    (34.9%)            807       4.9%     (5,787)   (717.1%)
 Net Income                              (8,231)    (57.7%)          1,187       7.3%     (9,418)   (793.4%)

                                                  For the Nine Months Ended
                                     September 30, 1997         September 30, 1996     Change from Prior Period
                                                   (Dollars in Thousands)

 Net Sales                               46,842     100.0%          56,726     100.0%     (9,884)    (17.4%)
 Cost of Sales                           47,713     101.9%          48,558      85.6%       (845)     (1.7%)

 Gross Profit on Sales                     (871)     (1.9%)          8,168      14.4%     (9,039)   (110.7%)

 Selling, General and Administrative      4,648      32.6%           4,283      26.2%        365       8.5%
 Income from Operations                  (5,519)    (38.7%)          3,885      23.8%     (9,404)   (242.1%)
 Other Income(Loss)                      (3,845)    (27.0%)          1,234       7.6%     (5,079)   (411.6%)
 Net Income                              (5,767)    (40.5%)          3,379      20.7%     (9,146)   (270.7%)




Sales. Whitehall Corporation's consolidated sales for the three and nine months ended September 30, 1997 of $14.3 and $46.8 million, respectively, represented a 12.6% and 17.4% decrease from the sales reported in the comparable periods of 1996. Sales for the first through third quarters of 1996 include $1.0 and $4.3 million, respectively, related to the Ocean Systems segment which was sold in the fourth quarter of 1996 and its Electronics segment which was sold in the first quarter of 1997. Sales in the Aircraft Maintenance segment during the three and nine months ended September 30, 1997 of $14.3 and $46.2 million, respectively, were lower than aircraft maintenance sales during the comparable periods in 1996. The decrease was primarily due to hangar space that was reserved in anticipation of the U.S. Air Force C-130 maintenance awarded during April of 1997, (subsequently canceled at the convenience of the government in June of 1997). The C-130 contract provides for reimbursement by the U.S. Air force of costs incurred during its operation and the Company has recorded a claim against the government for these costs.

PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 1997

Gross Profit(Loss) on Sales. The loss in gross profit on sales (derived by deducting cost of sales from sales) during the current three and nine month periods of $6.9 million and $871,000, respectively, compared to the comparable periods in the previous year is primarily attributable to the reserving of $3.5 million of accounts receivable of which collectability is in serious doubt. Approximately $1.2 million of accounts receivable has been reserved relating to several customers that are either bankrupt or are in extremely weak financial condition and approximately $1.0 million of accounts receivable have been reserved because of disputes with certain large customers of the Company the ultimate resolution of which cannot be determined. In addition, during the current quarter the Company has written off approximately $1.6 million in accounts receivable related to a settlement of a dispute with one of its customers.

Selling, General and Administrative. The increase in selling, general and administrative expenses during the current three and nine month periods of 47.9% and 8.5%, respectively, over the comparable periods in the previous year is primarily due to increased legal expenses relating to the Company's acquisition activities.

Other Income(Loss). The current three and nine month other loss of $4.9 million and $3.8 million, respectively as compared to the Company's other income of $807,000 and $1.2 million during the comparable respective periods in the previous year is because of a write-down of an investment in the preferred stock of Hydroscience Technologies, Inc. of $4.5 million.

Net Income(Loss). The Company's net loss during the current three and nine month periods of $8.2 and $5.8 million, respectively, is primarily attributable to the decreased gross profit as described above, increased selling, general and administrative expenses and the other losses related to the write-down of the Company's investment in preferred stock.

Financial Condition

During the nine months ended September 30, 1997, cash used operations totaled $6.1 million as compared to cash used in operations of $2.3 million in the same period of 1996. The cash used in operations was primarily a result of increases in trade accounts and income taxes receivable. The Company's capital expenditures totaled $3.0 million during the first nine months of 1997 compared to $2.8 million during the same period of 1996. The capital expenditures are a part of the continuing program to maintain its aircraft maintenance facility.

The Company believes that despite the losses generated by reserving certain of its accounts receivable and write-down of an investment in preferred stock (neither action affecting cash balances), its cash generated from its operations coupled with its current cash balances and line of credit facility are sufficient to meet its short and long-term capital and liquidity requirements *. The Company intends to actively pursue opportunities for the acquisition of aircraft maintenance facilities *. In order to provide additional funds for continued pursuit of the Company's growth strategies and for operations over the longer term, the Company may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which may depend upon market and other conditions. There can be no assurance that such possible additional financing will be available on terms acceptable to the Company.

During the three and nine month periods ended September 30, 1997, the Company did not acquire any additional shares of its common stock. At September 30, 1997 there were approximately 242,200 additional shares available for repurchase under the Company's current repurchase authorization. The Company may continue to acquire stock as market conditions warrant*.




____________________________

* See "Safe Harbor" statement located on page 10.

PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 1997

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

PART II  - OTHER INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
September 30, 1997

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

Item 6.     Exhibits and Reports on Form 8-K

The following Exhibits are included herein:

(a)
(11)Computation of Net Income per Common Share.

(27)Article 5 - Financial Data Schedule for Form 10-Q submitted as exhibit 27 as an EDGAR filing only.

(b)The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 1997.

PART II  - OTHER INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
September 30, 1997

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WHITEHALL CORPORATION

Registrant



Date     November 14, 1997  By   /s/ John H. Wilson
                              John H. Wilson, President




Date     November 14, 1997  By   /s/ Garlan Braithwaite
                              Garlan Braithwaite, Chief Financial
                              Officer (Principal Financial and
                              Accounting Officer)

Exhibit 11 - Computation of Net Income per Common Share

WHITEHALL CORPORATION AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE - UNAUDITED


                                   For the Three Months Ended            For the Nine Months Ended
                                September 30,      September 30,      September 30,      September 30,
                                    1997               1996               1997               1996

PRIMARY AND FULLY DILUTED
     Net Income(Loss)       $     -8231000     $      1187000      $    -5767000      $     3379000

SHARES:
 Primary
    Average common shares
    outstanding                    5516782            5495600            5511717            5488594

    Dilutive effect if stock
    options were exercised          209033             200574             227792             199400

    Average common shares
    outstanding as adjusted
    (primary)                      5725815            5696174            5739509            5687994

 Fully Diluted
    Average common shares
    outstanding                    5725815            5696174            5739509            5687994

    Additional Dilutive effect
    if stock options were
    exercised (fully)                    0                  0                  0                  0

    Average common shares
    outstanding as adjusted
    (fully diluted)                5725815            5696174            5739509            5687994

Primary and fully diluted
net income(loss) per common
share                       $        -1.44     $         0.21      $       -1.01      $        0.59







1996 amounts have been adjusted for the two-for-one stock split paid during April of 1997.
