Form 10-K
period 1997-12-31
WHITEHALL CORP
filed 1998-04-09
CIK 106827

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the Fiscal Year Ended December 31, 1997

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ___

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 24, 1998, WAS $83,181,305

On March 24, 1998, there were issued and outstanding 5,530,000 shares of the registrant's Common Stock, $0.10 par value, excluding 2,161,312 shares of treasury stock.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the definitive proxy statement for the annual meeting of stockholders presently scheduled to be held on June 30, 1998, are incorporated into Part III by reference.

                                     PART I

ITEM 1.  BUSINESS

     A. General

     Whitehall Corporation ("Whitehall" or the "Company") is an independent provider of maintenance and modification services for commercial, military and freighter aircraft. The Company focuses primarily on two categories of commercial customers: established traditional commercial carriers that view outsourcing as a way to reduce operating expenses and increase their competitiveness and new entrant, low-cost air carriers that rely on outsourcing for scheduled heavy maintenance The Company operates two United States Federal Aviation Administration ("FAA") and Joint Aviation Authority of the European Economic Community ("JAA") certified repair stations that specialize in heavy maintenance and modification of Boeing 707, 727, 737, McDonnell Douglas DC-8, DC-9, DC-10 and Lockheed L-100, L-188 and C-130 aircraft. The Company offers its customers a comprehensive range of aviation services, including scheduled "A," "B," "C" and "D" level inspections, block overhauls and repairs, corrosion prevention and control programs and exterior stripping and painting. Modification services provided by the Company include interior reconfiguration, cargo conversions and avionics installations. Through a joint venture, the Company also designs, and markets hushkits designed to reduce the noise created by Boeing 737-100 and 737-200 series aircraft to levels which comply with FAA-mandated Stage 3 noise reduction standards. The Company was incorporated under the laws of Delaware in 1963 as a successor to a Minnesota corporation organized in 1960.

     B. Significant Developments

     On March 24, 1998, the Company entered into a definitive merger agreement (the "Merger Agreement") with Aviation Sales Company ("AVS") pursuant to which a wholly-owned subsidiary of AVS will merge (the "Merger") with and into the Company. As a result of the Merger, the Company will become a wholly owned subsidiary of AVS. The Merger is expected to be accounted for as a pooling of interests. Under the terms of the Merger Agreement, each share of the Company's common stock outstanding at the effective time of the Merger will be converted into the right to receive .5143 shares of common stock of AVS. Consummation of the Merger, which is expected to occur at the end of the second quarter of 1998, is subject to customary closing conditions, including, without limitation, approval of the Company's and AVS's stockholders and successful completion of regulatory review under the Hart-Scott-Rodino Antitrust Improvements Act. No assurance can be given that the Merger will ultimately be consummated or that it will be consummated on the terms set forth in the Merger Agreement.

     In July 1997, the Company purchased from Zantop International Airlines, Inc. ("Zantop") certain assets (the "Acquired Assets") used in connection with the operation of Zantop's third party aircraft maintenance business located in Macon, Georgia. Among the Acquired Assets were all of the Zantop's leasehold interests in the properties located at its Macon facility (the "Leased Facilities"). The purchase price for the Acquired Assets was $1.5 million in cash plus the assumption of certain liabilities, including approximately $4.3 million in future lease obligations relating to the Leased Facilities.

     In April 1997, the United States Air Force ("USAF") awarded the Company a five-year contract (the "C-130 Contract") to perform Programmed Depot Maintenance on its fleet of C-130 cargo aircraft stationed in the continental United States. In June 1997, the C-130 Contract was cancelled at the convenience of the U.S. government because the USAF elected to perform this work with government personnel at two of its remaining USAF bases rather than outsourcing it to private contractors. The C-130 Contract provides for reimbursement by the USAF of costs incurred by the Company during its term. The Company has made a claim for reimbursement and is currently negotiating a settlement with the USAF for the claimed amount.

     In March 1997, the Company sold its electronics business to a private investor group (the "Crystek Buyer") for approximately $2.7 million. The transaction was structured as a sale by the Company of all of the outstanding capital stock of Crystek Crystals Corporation, the Company's electronics division operating subsidiary ("Crystek"). The Company received approximately $1.9 million in cash and two promissory notes aggregating $864,000. The promissory notes are due in installments from 1998 through 2001 and bear interest at a rate of 10% per annum. Under the terms of the agreement relating to the sale of Crystek (the "Crystek Agreement"), the Company agreed to remediate certain environmental conditions on the real property owned by Crystek (the "Crystek Property") and, if such environmental conditions are not satisfactorily remediated by December 31, 1998, the Crystek Buyer has the right to require the Company to repurchase the Crystek Property on the terms and subject to the conditions set forth in the Crystek Agreement. In the event of such a sale, the Crystek Buyer will have the right to lease the Crystek Property from the Company.

     In November 1996, the Company sold its ocean systems business to a newly-formed company, Hydroscience Technologies, Inc. ("HTI"), in exchange for 818,182 shares of preferred stock of HTI (the "HTI Preferred Stock") and the limited assumption by HTI of potential warranty liabilities associated with such business. The aggregate amount of HTI Preferred Stock received by the Company was equal to the book value of the assets transferred by it to HTI. The HTI Preferred Stock carries a liquidation preference of $5.50 per share. At the Company's election, the HTI Preferred Stock is convertible into 45% of the common stock of HTI. The Company has concluded that the value of its investment in the HTI Preferred Stock has declined permanently. The entire amount was written off in September 1997.

     C. Financial Information about Industry Segments

     During 1997, the Company operated in two business segments: aircraft maintenance and electronics. During 1996, the Company also operated in the ocean systems business. A table presenting selected financial information attributable to each of the principal industry segments in which the Company operated is set forth in Note N of the Notes to the Consolidated Financial Statements filed under Item 8 in Part II of this Annual Report on Form 10-K.

     As described in Item 1(B) above, the Company sold its ocean systems business in November 1996 and its electronics business in March 1997. As a result, the Company operates exclusively in the aviation maintenance industry.

     D. Narrative Description of the Business

INDUSTRY OUTLOOK

     General. The Company believes that the total market for commercial airframe heavy maintenance and modification services in North America is approximately $2.3 billion annually. Approximately 65% of these services are currently being performed by airlines themselves, with the remaining demand being outsourced to independent providers such as the Company. As the commercial airline industry continues to operate under intense competition and federal budgetary constraints force reductions in military spending, management believes that both the private and military sectors will increasingly view outsourcing as a logical and effective way to reduce operating cost. Factors which management believes indicate the strength of the demand for its services include (i) the projected growth of worldwide air traffic, (ii) the proliferation of start-up airlines which typically depend on outside facilities for maintenance, (iii) the desire of established airlines to reduce costs by divesting themselves of large segments of their maintenance operations and shifting these responsibilities to third-party providers who are often able to provide these services more quickly and less expensively; (iv) the growth of the worldwide air cargo industry which the Company believes will foster the demand for passenger-to-freighter modification services and (v) the current policy of the United States military to promote outsourcing to the private sector many of the services that were traditionally provided internally.

     Commercial Maintenance Market. The growth of the worldwide commercial aircraft maintenance market is greatly affected by worldwide air travel. According to Boeing's 1997 Current Market Outlook (the "Boeing Report"), world air travel is expected to grow at a compound annual rate of 5.5% for the next ten years. During that same period, the worldwide fleet of commercial airplanes is expected to double. Further, deregulation of the aviation industry in the United States and the European Economic Community, increased demand for low-fare air travel and relatively low barriers to entry have led to the emergence of several start-up airlines. Approximately 92% of the aircraft operators worldwide have fleets of less than 30 aircraft. For these carriers, in-house maintenance capabilities are not generally considered to be economically viable. In addition, a number of established airlines have begun to view maintenance outsourcing as a way to increase productivity of their assets, reduce operating costs and better focus their resources on their core competencies of transporting passengers and freight.

     Commercial Modification Market. The Company expects the airframe modification business to experience growth over the next several years, primarily due to the rapid expansion of the global air freight industry and the phase in of federal noise control legislation requiring airlines to either modify or remove from their U.S. fleet certain aircraft models by the end of 1999. As the worldwide freight transport market continues to grow, so does the demand for dedicated cargo aircraft. According to the Boeing Report, air cargo traffic is projected to increase at a compound annual rate of 6.6% through 2016 and an additional 420 dedicated freighter aircraft are expected to be added to the world fleet during that period. Because few cargo carriers are willing to commit the capital to purchase newly built cargo aircraft, it is expected that the majority of the dedicated freighter aircraft coming into circulation in the next several years will be passenger aircraft which have been modified and converted for cargo duty.

     The Airport Noise and Capacity Act of 1990 ("ANCA") requires the phaseout of Stage 2 aircraft (defined as aircraft that comply with the Stage 2 noise levels prescribed in Part 36 of the Federal Aviation Regulations) by December 31, 1999, subject to certain exceptions. The FAA regulations which implement the ANCA require carriers to modify or reduce the number of Stage 2 aircraft operated by 75% by the end of 1998 and 100% by the end of 1999. Alternatively, a carrier could satisfy these compliance requirements by phasing in aircraft meeting the stricter Stage 3 requirements (set forth in Part 36 of the Federal Aviation Regulations) so that its fleet has at least 75% Stage 3 aircraft by the end of 1998 and 100% of Stage 3 aircraft by the end of 1999. Certain types of Stage 2 aircraft can be modified to meet Stage 3 requirements by installing a hushkit to the aircraft's engine. AvAero Noise Reduction Joint Venture ("AvAero"), a joint venture in which the Company holds a 40% interest, designs and markets FAA-certified hushkits for Boeing 737-100 and 737-200 series aircraft. AvAero's other venturers are Avro Corp., which holds a 40% interest, and WDW Aviation Management, Inc., which holds a 20% interest.

MILITARY MAINTENANCE AND MODIFICATION MARKET. The U.S. military has also turned to outsourcing in an effort to reduce costs in a shrinking budgetary environment. Currently, U.S. military and government civilian personnel perform approximately 72% and 64% of the aircraft maintenance for the USAF and United States Navy ("Navy"), respectively. Several factors suggest that a greater percentage of this work may be outsourced in the future. Budget constraints have lead to a reduction in the number of military and government civilian personnel in each branch of the U.S. military. The Navy is considering closing three of its six naval aviation depots, however the number of its aircraft to be maintained is expected to be reduced by only 25%. The USAF has moved to "privatize in place" rather than close down its Kelly and McClellen bases. Private contractors have submitted proposals to perform the work on site at these bases and to employ many of the former government workers. The reduction in the government's internal capacity to provide military aircraft maintenance and modification services has not been accompanied by a corresponding reduction in demand for these services. The current U.S. policy favoring the rapid deployment of forces as opposed to maintaining numerous overseas military bases relies heavily on the ability to quickly airlift personnel and equipment to areas requiring military or humanitarian intervention. Accordingly, the need for maintenance, modification and life extension programs for a substantial portion of the U.S. military air fleet is expected to continue. Under the so-called "60-40 law," the military was limited in the amount of depot level aircraft maintenance work it was permitted to transfer to the private sector to 40% of its overall depot level maintenance requirements. On November 18, 1997, the National Defense Authorization Act for Fiscal 1998 increased this amount to 50%. Although the recent change in law and current trend towards outsourcing by the U.S. military should result in greater opportunities for independent maintenance providers such as the Company, there can be no assurance that the Company will be successful in obtaining any future U.S. military contracts.

Principal Products And Services

     Commercial Maintenance Services. The principal services performed by the Company are scheduled "A," "B," "C" and "D" level maintenance checks. Each involves a different degree of inspection and the services performed at each level vary depending upon the individual aircraft operator's FAA-certified maintenance program. The "A" and "B" level checks involve the fewest required procedures and often can be completed within a few days. The "C" and "D" level checks are more comprehensive and usually take several weeks to complete, depending upon the scope of the work to be performed.

     The "C" level check is an intermediate level service inspection that typically includes a thorough cleaning of the aircraft's exterior, testing and lubrication of its operational systems, filter servicing and limited cleaning and servicing of the interior. Trained mechanics perform a visual inspection of the external structure and internal structure through access panels. The "D" level check includes all of the work accomplished in the "C" level check but places a more detailed emphasis on the integrity of the systems and structural functions. In the "D" level check, the aircraft is disassembled to the point where the entire structure can be inspected and evaluated. Once the evaluation and repairs are completed, the aircraft and its systems are reassembled to the detailed tolerances demanded in each system's specifications. Depending upon the type of aircraft and the FAA-certified maintenance program being followed, intervals between "C" level checks can range from 1,000 to 5,000 flight hours and intervals between "D" level checks can range from 10,000 to 25,000 flight hours.

     Structural inspections performed during "C" level and "D" level checks provide Company personnel with detailed information about the condition of the aircraft and the need to perform additional work or repairs not provided for in the original workscope. Project coordinators and customer support personnel work closely with the aircraft's customer service representative in evaluating the scope of any additional work required and in the preparation of a detailed cost estimate for the labor and materials required to complete the job. Upon receipt of the customer representative's approval of the estimate, the Company releases the requisitions and work orders into the work flow for the aircraft.

     Other maintenance services offered to commercial customers include Supplemental Structure Inspections ("SSI's") and Corrosion Prevention and Control Programs ("CPCP's"). SSI's are structural inspections which focus on known problem areas and are required by most aircraft manufacturers. CPCP's are also an outgrowth of manufacturer-required Aging Aircraft Programs and involve the inspection and treatment of areas with known corrosion problems. These additional inspections often supplement the "C" and "D" level check tasks.

     Commercial Modification Services. Each aircraft certified by the FAA is constructed under a "Type Certificate." Anything which is done subsequently to modify the aircraft from its original specifications requires the review, flight-testing and approval of the FAA which is evidenced by the issuance of a Supplemental Type Certificate ("STC") for that particular modification. Typical modification services performed by the Company include refurbishing and reconfiguring passenger seating, installing passenger amenities such as telephones and video screens and converting traditional passenger cabins into amenity filled "VIP" quarters.

     The process of converting a passenger plane to freighter configuration entails completely stripping the interior; strengthening the load-bearing capacity of the flooring; installing the bulkhead or cargo net; cutting into the fuselage for the installation of a large cargo door; reinforcing the surrounding structures for the new door; replacing windows with metal plugs; and fabricating and installing the cargo door itself. The aircraft interior may also need to be lined to protect cabin walls from pallet damage and the air conditioning system may have to be modified. Conversion contracts also typically require "C" or "D" level maintenance checks as these converted aircraft have often been out of service for some time and maintenance is required for the aircraft to comply with current FAA standards.

     The Company owns a 40% interest in AvAero, a joint venture that designs and markets hushkits for Boeing 737- 100 and 737-200 series aircraft. The AvAero hushkit weighs approximately 500 pounds at its heaviest configuration and fits a wide range of engine models and aircraft weights. Major airlines have cited its design simplicity, ease of installation, performance and absence of operational restrictions as major factors in selecting the AvAero hushkit over competing models. In January 1997, AvAero was selected by Southwest Airlines ("Southwest") to provide hushkits for up to 34 of Southwest's Boeing 737 aircraft. The agreement with Southwest provides for the delivery of 20 hushkits beginning in June 1997 and an option to purchase an additional 14 hushkits.

     Additional modification services performed by the Company include cockpit reconfiguration and the integration of Traffic Control and Avoidance Systems ("TCAS"), windshear detection systems and navigational aids.

     Military Maintenance and Modification Services. The Company provides aircraft maintenance and modification services to the U.S. military and the military branches of certain foreign governments. The Company specializes in providing Programmed Depot Maintenance ("PDM") on large transport planes used to move troops, supplies and equipment, such as the C-130 "Hercules." The PDM program involves a nose to tail inspection and repair program. It begins with the defueling of the aircraft and the stripping of its exterior paint. Trained mechanics then perform a section-by-section structural examination of the entire aircraft which can result in modifications to the airframe. Avionics are inspected and repaired, replaced or modified as needed. Corrosion prevention and control measures and various system overhauls or upgrades may also be performed. At the completion of the overhaul, the aircraft is repainted.

     On April 15, 1997, the Company was awarded the C-130 Contract by the USAF. It provided for the furnishing of PDM on the USAF's C-130 aircraft stationed in the continental United States. In June 1997, the C-130 Contract was cancelled at the convenience of the U.S. government because the USAF elected to perform this work with government personnel at two of its remaining USAF bases rather than outsourcing it to private contractors. The C-130 Contract provides for reimbursement by the USAF of costs incurred by the Company during its term. The Company has made a claim for reimbursement and is currently negotiating a settlement with the USAF for the claimed amount.

     The Company is currently performing C-130 PDM work for the government of Mexico and continues to bid for similar work for aircraft owned and operated by certain other foreign governments.

PRICING

     The Company's services are offered to commercial customers on a contract basis. Customers are generally offered either time and material based arrangements or flat rate fixed price arrangements. Under the time and materials fee arrangement, customers receive a detailed price estimate and condition report from the Company after a thorough inspection of the aircraft. Following the approval by the customer of the estimate, the Company issues work orders and requisitions for the customer's aircraft. Customer support personnel closely monitor the progress of the aircraft and negotiate with the customer any additional pricing, scheduling and logistical issues which arise during the course of servicing. Most of the aircraft serviced by the Company are priced on a time and material based arrangement.

     Under the flat rate fixed pricing contracts, the Company establishes a set price prior to undertaking a maintenance or modification project based upon estimates made either before or after inspection of the aircraft. The Company's flat rate fixed price estimates made prior to inspection of an aircraft are based upon standard labor and materials requirements and typically include provisions for adjustments based upon condition of the aircraft.

     The U.S. military contracts for which the Company competes are awarded on a competitive bid basis. The contracts are typically firm agreements to provide specified aviation services at a fixed rate. They typically have terms of one year subject to annual renewals at the option of the contracting agency.

MANAGEMENT INFORMATION SYSTEM

     The Company has developed an advanced integrated management information system which allows management and customers to track the progress of every aircraft being serviced on a real time basis. Bar coded work task cards are tracked electronically and help coordinate the work of each assigned mechanic and quality control inspector. The system can be accessed from any one of more than 200 display stations located throughout the Company's Lake City and Macon facilities. Project Coordinators can immediately access such detailed information as the number of work-hours generated for any given project, a list of all parts used or ordered and the identity of and tasks performed by each mechanic and quality control inspector who has worked on an aircraft. This information enables management to optimize the daily deployment of personnel, materials and equipment among the various projects in service and to provide customers with quick and accurate information about the status of their aircraft.

COMPETITION

     The market for aircraft maintenance and modification services is highly competitive and fragmented. In addition to several other independent maintenance operators, the Company faces significant competition from major commercial airlines that own and operate their own aircraft maintenance service centers. In addition, the aircraft divisions of certain large original equipment manufacturers ("OEM"s) have announced their intention to enter this market. Such OEM's and airlines have substantially greater financial resources than the Company. The Company does not have data available to determine its exact relative market position. The Company believes that the most important bases for competition in its industry are dependability of performance, prompt turnaround time, price and flexibility. The Company considers its competitive strengths to be the flexibility and experience of its labor force, its efficient facilities and its reputation for quality and on-time delivery. The Company's principal competitors for its commercial work include Tramco, Inc., Dee Howard Company, Mobile Aerospace, Inc., Triad International Maintenance Corporation and Pemco World Air Services, Inc. Its principal competitors for military contracts include Boeing Military Aircraft, Lockheed-Martin Aeromod and Raytheon-E Systems.

CUSTOMERS

     The Company's commercial services are offered to the airline industry at large, and in particular, to owners and operators of aircraft who do not have maintenance facilities of their own or whose facilities are unable to accommodate an increasing workload. These customers have historically included many start-up passenger airlines and air cargo companies. The Company's customers also include large, established air carriers who have turned to outsourcing portions of their maintenance operations in an effort to increase their profitability. During 1997, AirTran Holdings, Inc. (formerly, Valujet, Inc.) accounted for approximately 23% of the Company's consolidated net sales, and the top three customers of the Company (including AirTran) accounted for approximately 49% of such sales. During 1996, three customers accounted for approximately 26%, 15%, and 14% of the Company's consolidated net sales. During 1995, two customers accounted for 30% and 21% of the Company's consolidated net sales. None of the Company's customers are contractually obligated to provide the Company with any minimum number of aircraft for servicing in the future. There can be no assurance that the Company's larger historical customers will continue to utilize the Company's services to the same extent as they have in the past. The Company's commercial customers include Continental Airlines, American Trans Air, AirTran, Ryan International/Emery Worldwide, Burlington Air Freight, and US Airways. The Company has also performed services under government contracts for the USAF, the U.S. Coast Guard and the Mexican Air Force. The U.S. government accounted for approximately 5% and 2% of the Company's 1997 and 1995 consolidated net sales, respectively. The Company made no sales to the U.S. government in 1996.

REGULATION AND CERTIFICATION

     The maintenance, modification and operation of aircraft are strictly regulated by the FAA and foreign aviation authorities which oversee such matters as aircraft certification, inspection, maintenance, certification of personnel and record keeping. FAA regulations are designed to insure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in most foreign countries. All aircraft must be maintained under a continuous monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. The Company operates FAA-certified repair stations in Lake City, Florida and Macon, Georgia and has been granted licenses from the FAA and several foreign regulatory counterparts, including the JAA, to perform maintenance, repair and overhaul services on most narrow-bodied aircraft and wide-bodied aircraft. The Company also employs a dedicated staff of FAA-certified structural, electrical, avionics and Airframe and Powerplant technicians.

     In addition to domestic and foreign governmental regulations, OEMs, commercial airlines and other customers require that the Company satisfy certain requirements relating to the quality of its services. The Coordinated Agency for Supplier Evaluation ("CASE"), a consortium of United States air carriers, reviews the operations of the Company on a regular basis for quality and efficiency. The Company has completed several audits conducted by the FAA and CASE and has continually met or exceeded the requirements imposed by its customers and by OEMs.

     The Company's operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act of 1970 ("OSHA") mandates general requirements for safe workplaces for all employees. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. The Company believes that its operations are in material compliance with OSHA's health and safety requirements.

ENVIRONMENTAL MATTERS

     The Company's operations, like those of other companies engaged in similar businesses, are subject to federal, state and local environmental laws and regulation by government agencies, including the United States Environmental Protection Agency ("EPA") and the Florida Department of Environmental Protection ("FDEP"). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposition of hazardous materials, pollutants and contaminants, govern public and private response actions to hazardous or regulated substances which may be or have been released to the environment, and require the Company to obtain and maintain licenses and permits in connection with its operations. This extensive regulatory framework imposes significant compliance burdens and risks on the Company.

     The Company periodically reviews its reserves for potential environmental liabilities. Such review includes an evaluation of currently available facts with respect to each individual site and consideration of factors such as existing technology, current laws and regulations and the Company's prior experience in remediation of contaminated sites. As assessments and remediation efforts progress at individual sites, the Company's environmental reserves and remediation plans are reviewed and adjusted to reflect the additional legal and technical information as it becomes available.

     The Company is taking remedial action pursuant to EPA regulations at the Lake City, Florida facility.

Environmental testing continues to be performed at this site and the Company is monitoring the results of such tests to assess the impact and magnitude of the Company's required remediation efforts. Based upon the most recent cost estimates provided by the Company's environmental consultants, the Company believes that the total remaining remediation and compliance costs at this facility will be approximately $2.4 million. There are, however, other areas on the property at Lake City that could also require remediation, although the Company does not believe it is responsible for such areas. In the event remediation efforts are required in such areas, the Company may be required to share in the costs of such remediation in order to continue its operations at Lake City. The Company is unable to estimate the potential amount of such costs at this time.

     In connection with the sale of Crystek, the Company was required to perform, at its own expense, an environmental site assessment on the Crystek Property. The Company is also required to remedy all recognized environmental conditions identified in the assessment to bring the Crystek Property into compliance with all applicable Federal, State and local environmental laws. If the facility is not brought into compliance with such environmental laws by December 31, 1998, the Crystek Buyer shall have the option of requiring the Company to repurchase the Crystek Property. The Company has engaged independent environmental consultants to review the potential environmental liabilities on the Crystek Property. Such investigation and testing resulted in the identification of likely environmental remedial actions. Based upon the cost estimates provided by the consultants, the Company believes that the total remediation and compliance costs for the Crystek Property will be approximately $1.0 million.

     Actual costs required to be incurred by the Company in the future for environmental compliance and remediation may vary from the Company's current estimates of such costs, primarily because of the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of remediation based on testing and evaluation not yet completed, the varying costs and effectiveness of remediation methods and potential changes in environmental laws, regulations or the interpretations thereof. No assurance can be given that actual amounts ultimately required to be expended by the Company for environmental compliance and remediation in the future will not be material.

MATERIALS

     The Company purchases components, parts and equipment from various suppliers. The Company is not dependent upon any single supplier or group of suppliers for any of the material it uses in its business and has encountered no difficulties in purchasing sufficient quantities in the open market.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

     The Company holds no material patents, franchises or concessions.

BACKLOG

     Although the Company has in prior years reported backlog in its Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, management has determined that the Company is not able to calculate and report with certainty or reliability the backlog of orders which it believes to be firm. Though the Company generally enters into written customer contracts, such contracts generally define the obligations of the parties once an aircraft is delivered for service but do not usually obligate the customer to deliver for service any specific number of aircraft or to deliver an aircraft on any specific date. Any estimate would also be subject to the difficulties of estimating the likelihood of success of the Company's outstanding bids, the inability to predict services to be provided in the future on aircraft delivered on a "drop-in" basis and the fact that anticipated aircraft service dates often extend beyond a fiscal period. Further estimates of the value of service to be rendered on any particular aircraft are difficult to make until such time as the aircraft is actually delivered for service and inspected.

EMPLOYEES

     As of December 31, 1997, the Company has approximately 1,152 full-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are generally good.

ITEM 2.  PROPERTIES

         The following are the locations and general character of the principal plants and other materially important physical properties of the Company and its subsidiaries:

                                               Approximate
                              Approximate      Square Feet
     Industry Segment            Total          of Floor                                              Owned or
       and Location             Acreage           Space                    Description                 Leased
     ----------------         -----------      -----------                 ------------               ---------
CORPORATE OFFICES
         Dallas, Texas              5.2          80,000           Executive offices of the Company     Owned

AIRCRAFT MAINTENANCE
         Lake City, Florida       120.0         650,000           Offices and aircraft rebuilding      Lease expiring
                                                                  and modification facilities of           2022
                                                                  Aero Corporation

         Macon, Georgia             7.4         140,000           Offices and aircraft rebuilding      Lease expiring
                                                                  and modification facilities of           2018
                                                                  Aero Corporation


     The Company leases approximately 70,000 sq. ft. of the Dallas, Texas facility to HTI.

     The Company's aircraft depot located at the Lake City Municipal Airport in Lake City, Florida spans 120 acres and includes seven maintenance hangars, two runways, over 1.3 million square feet of ramp space, an FAA-certified control tower and a fuel farm. The seven clear span steel hangars provide over 650,000 square feet of covered space and can comfortably house up to 18 narrow-bodied aircraft. There is also covered nose dock space which allows for the sheltered maintenance of up to four additional aircraft. Six hangars are used for heavy maintenance and modification and one hangar is dedicated for aircraft striping and painting. Each hangar has its own technical library, customer representative offices, tool rooms, storage rooms and a production control center where all of the paperwork associated with a project's workscope is maintained. Each of the hangars are in close proximity to one another and to the Company's administrative offices and hydraulic and sheetmetal shops. The Lake City facility is operated by the Company under a lease from the City of Lake City which expires in 2022. Since 1992, the Company has invested more than $9.2 million to renovate and improve the Lake City facility to the point where it is now capable of accommodating nearly all narrow-bodied and wide-bodied aircraft in current production.

     The Company's Macon facility consists of five buildings on the East ramp of the Macon Municipal Airport in Macon, Georgia. With over 140,000 square feet under roof, the Macon facility can house three DC-8 and three DC-9 aircraft in its hangar bays. One of its three hangar bays can also accommodate a DC-10 or A-300 size aircraft.

     The Company believes that its plants and other physical properties are adequate for its intended operations

ITEM 3.  LEGAL PROCEEDINGS

     On May 10, 1991, an action was filed in the District Court of Dallas County, Texas, by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that ( i ) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and was the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. On August 17, 1994, the defendants were granted a partial summary judgment. On October 24, 1994, Mr. Webster filed a third amended petition and alleged the following causes of action: tortuous interference with contractual relations against Cambridge Capital Fund, L.P., and directors George F. Baker and John J. McAtee; intentional infliction of emotional distress and breach of oral contracts. The third amended petition sought compensatory and punitive damages in excess of $35 million.

On January 12, 1995, the Court entered an abatement on one of the breach of oral contract claims against the Company and entered a summary judgment in the defendants' favor on all remaining claims alleged by Mr. Webster. On February 26, 1996, the Court granted a summary judgment in favor of the defendants on Mr. Webster's remaining claims and entered a take nothing final judgment which dismissed all of Mr. Webster's claims with prejudice to refiling. On March 26, 1996, Mr. Webster appealed the final judgment to the Dallas, Texas Court of Appeals. Oral argument was held on November 13, 1997. To date, no decision has been reached by the court. Management intends to vigorously defend this appeal.

     The Company is also involved in certain legal proceedings in the normal course of its business. After consultation with counsel, management is of the opinion that the outcome of the above-mentioned proceedings will not have a material effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted for a vote of the Company's stockholders in the fourth quarter of Fiscal 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the names and ages of all executive officers of the Company, all positions and offices of the Company presently held by such persons, the commencement of the period of continuous service as an executive officer, and the business experience of each operating officer during the past 5 years.

            Name                    Age     Offices with Company and Business Experience During Past 5 Years
            ----                    ---     ----------------------------------------------------------------
George F. Baker                     58      Chairman of the Board and Chief Executive Officer of the Company since April
                                            1991; President of the Company from October 1991 until April 1995; a Managing
                                            Partner of Cambridge Capital Fund, L.P. since its formation in 1988; a
                                            Managing Partner of Baker Nye Investments, L.P., since 1967.

John H. Wilson                      55      President of the Company since May 1995; Director of the Company since July
                                            1983.  Served as interim President of the Company from April 1991 until
                                            October 1991.  Director of Capital Southwest Corporation, Encore Wire
                                            Corporation, Norwood Promotional Products, Inc. and Palm Harbor Homes, Inc.
                                            and has been President of U. S. Equity Corporation since 1983.

Garlan Braithwaite                  63      Senior Vice President and Chief Financial Officer of the Company since August
                                            1997; President of Dragon Investment Corporation from 1990 to 1997.

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

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $0.10 par value (the "Common Stock") is listed on the New York Stock Exchange ("NYSE"), the principal market in which these securities are traded. The Company's only listing agreement is with the NYSE. At April 1, 1998, the Company had 605 stockholders of record.

     The table below shows the high and low sales prices of the Common Stock as reported for the NYSE Composite Transactions for each quarter during the two most recent calendar years. These historical prices have been adjusted to reflect the 2 for 1 stock split declared January 29, 1997 in the form of a 100% stock dividend to stockholders of record at the close of business on March 25, 1997.

                 1st Quarter                2nd Quarter               3rd Quarter               4th Quarter
                 -----------                -----------               -----------               -----------
                High      Low             High      Low              High      Low             High      Low
                ----      ---             ----      ---              ----      ---             ----      ---
1997          $22.88    $17.13          $20.88    $15.88           $24.94    $18.63          $20.25    $15.75
1996          $16.75    $13.75          $21.69    $15.75           $20.00    $15.69          $22.13    $18.50

     The Company has not paid any cash dividends on its Common Stock, and its policy is to retain earnings for use in its business.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                  Years Ended December 31
                                                                  -----------------------
                                             1997             1996             1995            1994              1993
                                         -----------      -----------      -----------      -----------      -----------
                                                       (Dollar Amounts in Thousands Except Per Share Figures)
SUMMARY OF OPERATIONS:
Net sales                                $    65,791      $    70,170      $    56,229      $    32,098      $    30,910
Cost of sales                                 64,197           59,809           48,385           27,586           26,455
Gross profit                                   1,594           10,361            7,844            4,512            4,455
Income (loss) before taxes                   (15,547)           6,523            3,838           (1,224)          (3,190)
Net income (loss)                            (11,937)           4,317            2,949           (1,224)          (1,868)
Net income (loss) per share*
     Basic                                     (2.16)            0.79             0.54            (0.23)           (0.34)
     Diluted                                   (2.16)            0.75             0.52            (0.23)           (0.34)

Weighted average shares outstanding*
     Basic                                 5,518,402        5,481,476        5,426,384        5,397,230        5,562,348
     Diluted                               5,518,402        5,735,118        5,642,304        5,397,230        5,562,348

Cash flow from (used in) operations           (4,545)          (4,084)          (1,802)           1,990           (2,001)
Capital expenditures                           3,739            4,438            1,668              467            2,313

YEAR-END POSITION:
Total assets                                  48,599           44,936           41,182           32,213           32,863
Working capital                                7,741           19,223           21,398           17,739           20,813
Current ratio                                    1.4              3.0              3.0              4.5              5.7
Property, plant and equipment -- net          17,567            9,654            6,869            6,384            7,099
Common shareholders' equity                   23,039           34,825           30,099           26,989           28,239
Per share outstanding*                          4.17             6.33             5.54             4.99             5.22

YEAR-END STATISTICS:
Common shares outstanding*                 5,530,000        5,505,400        5,439,800        5,412,600        5,412,000
Number of shareholders                           618              640              661              740              793
Number of employees                            1,152              752              682              512              528
Plant area (thousand sq. ft.)                    870              680              750              767              846

*Adjusted to reflect the 2 for 1 stock split declared January 29, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

     Consolidated sales totaled $65,791,000 for 1997, a decrease of 6% from sales of $70,170,000 in 1996. Consolidated sales in 1996 include approximately $1.9 million of sales in the Ocean Systems segment, which was sold in November 1996. Sales in the Electronics segment decreased by $2,212,000 to $672,000 in 1997. In March of 1997, the Company sold the Electronics segment for $2.7 million, see Item 1B and Note L of the Notes to Consolidated Financial Statements. Aircraft Maintenance segment sales decreased by $221,000 to $65,119,000 in 1997, primarily as a result of hangar space that was reserved in anticipation of the United States Air Force C-130 maintenance contract awarded in April 1997, which was subsequently canceled at the convenience of the government in June 1997. The C-130 contract provides for reimbursement by the United States Air Force of costs incurred during its operation, and the Company has recorded a claim against the government for these costs. This reduction in anticipated revenue was partially offset by the acquisition of the Macon, Georgia facility, which accounted for approximately $12 million of the segment's sales. Sales are also affected by arrivals of planes later than their scheduled time.

     Consolidated sales totaled $70,170,000 for 1996, an increase of 25% over sales of $56,229,000 in 1995. Aircraft Maintenance segment sales increased by $22,699,000 to $65,340,000 in 1996, primarily as a result of its continued expansion into the third party commercial aircraft maintenance market. Sales in the Ocean Systems segment decreased by $8,002,000 to $1,946,000 in 1996. Revenues in the Ocean Systems segment decreased primarily as a result of contract completions with no follow-on contract awards. In November 1996, the Company sold substantially all of the assets of the Ocean Systems segment, see
Item 1B and Note D. Sales in the Electronics segment decreased by $756,000 to $2,884,000 in 1996.

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

     The Company recorded an operating loss of $9,996,000 in 1997 compared to an operating profit of $5,705,000 in 1996. The Aircraft Maintenance segment reported an operating loss of $9,764,000 in 1997 compared to an operating profit of $7,026,000 in 1996 primarily due to the increase in environmental reserves (see "Environmental Matters" above), an increase in the provision for obsolete inventory, and an increase in the allowance for doubtful accounts. The allowance was increased because of disputes with large customers (the ultimate outcome of which can not be determined at this time) and certain customers in weak financial condition, including two customers that went into bankruptcy. The Electronics segment reported an operating loss of $6,000 in 1997 compared to an operating profit of $557,000 in 1996. The Electronics segment was sold in March 1997. Corporate office general and administrative expenses decreased to $337,000 in 1997 compared to $968,000 in 1996. This decline was the result of lower insurance and legal expense reserves, as well as a reduction in corporate staff and staff expenses.

     The Company recorded an operating profit of $5,705,000 in 1996 compared to an operating profit of $2,875,000 in 1995. The Aircraft Maintenance segment reported an operating profit of $7,026,000 in 1996 compared to an operating profit of $3,430,000 in 1995. The improved profitability in the Aircraft Maintenance segment resulted primarily from the increase in sales. The Company increased its sales to its three largest customers in 1996 over those same customers in 1995, mainly because those customers had increased the size of their fleets. The Ocean Systems segment reported an operating loss of $789,000 in 1996 compared to an operating profit of $419,000 in 1995. The decline in sales was the primary reason for the 1996 operating loss in the Ocean Systems segment. The Electronics segment reported an operating profit of $557,000 in 1996 compared to an operating profit of $796,000 in 1995. The decline in sales was the primary reason for the lower 1996 operating profit in the Electronics segment. Corporate office general and administrative expenses decreased to $968,000 in 1996 compared to $2,128,000 in 1995 primarily as a result of reductions in legal and insurance expenses.

     Other expense, net in 1997 includes the $4,500,000 writedown of the Company's investment in Hydroscience

Technologies, Inc. (HTI) preferred stock (See Item 1B). Other income in 1996 includes interest earned of $307,000 and investment income of $440,000. Other income in 1995 includes gains on sales of fixed assets of $650,000 and interest earned of $671,000. Other income in 1994 includes gains on sales of fixed assets of $512,000 and interest earned of $791,000.

     The Company recorded an income tax benefit of $3,610,000 in 1997. The Company recorded net income tax expense of $2,206,000 for 1996 and $889,000 in 1995.

YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. If the Company's systems are unable to recognize or properly treat the year 2000, critical financial and operational information may be processed incorrectly. The Company has not yet assessed the year 2000 compliance expense and related potential effect on the Company's earnings.

LIQUIDITY AND CAPITAL RESOURCES

     During 1997, cash used in operating activities totaled $4,545,000 as compared to $4,084,000 in 1996 and $1,802,000 in 1995.

     The Company made capital expenditures during 1997 of approximately $3,739,000 compared to $4,438,000, and $1,668,000 in 1996 and 1995. The majority of the capital expenditures in all years were made to renovate the Aero facility in Lake City, Florida. All planned major expansions have been completed as of December 31, 1997. Including in 1997 capital expenditures was the construction of a building and the purchase of other items for the C-130 contract and the completion of the refinishing of various hanger floors. However, the Company will make capital and other expenditures during 1998 as conditions warrant.

     Cash and cash equivalents decreased from approximately $2,656,000 at December 31, 1996, to $1,251,000 at December 31, 1997. During 1997, the Company borrowed an additional $7,163,000 on its line of credit primarily to fund working capital, the acquisition of the Macon, Georgia facility, and capital expenditures of $3,739,000. At December 31, 1997, there was approximately $2,287,000 available under the line of credit.

     The Company believes that, despite the losses generated in 1997 mainly attributable to the increase in the accounts receivable reserve, the increase in the environmental reserve, and the writedown of its investment in the HTI Preferred Stock, its cash balances and line of credit facility are sufficient to meet its short and long-term capital requirements. The Company intends to continue to pursue opportunities for the acquisition of aircraft maintenance facilities, and any future acquisitions may require additional capital. In order to provide additional funds for the Company's growth strategies and for operations over the long-term, the Company may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and terms of such securities may depend upon market and other conditions. There can be no assurances that such potential financing will be available on terms acceptable to the Company.


FORWARD-LOOKING STATEMENTS

     This Form 10-K includes certain forward-looking statements, including statements made under Item 7, about anticipated results, liquidity and capital resources and statements made under Item 1 concerning the anticipated growth of worldwide air traffic and the expected trend toward greater outsourcing by commercial air carriers and the US Military. Such forward-looking statements are based upon known and unknown assumptions, risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ from such expectations include, but are not limited to, those associated with general economic and business conditions, aircraft and aerospace industry trends, availability of financing, and the inability or failure to identify or consummate successful acquisitions or to assimilate the operations of any acquired businesses with those of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                               Page
                                                                               ----
    Report of Independent Public Accountants                                    16
    Consolidated Balance Sheets at December 31, 1997 and 1996                   17
    Consolidated Statements of Operations for the Years Ended
    December 31, 1997, 1996 and 1995                                            19
    Consolidated Statements of Shareholders' Equity for the Years
    Ended December 31, 1997, 1996 and 1995                                      20
    Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1997, 1996 and 1995                                            21
    Notes to Consolidated Financial Statements                                  22

    Schedule II -- Valuation and Qualifying Accounts                            38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Whitehall Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Whitehall Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitehall Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


                                             ARTHUR ANDERSEN LLP


Dallas, Texas,
March 25, 1998

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                            ASSETS                      December 31,
                                               -----------------------------
                                                   1997             1996
                                               ------------     ------------
CURRENT ASSETS:
        Cash and cash equivalents              $  1,251,000     $  2,656,000
        Accounts receivable, net                 16,234,000       18,461,000
        Income taxes receivable                   2,590,000          458,000
        Inventories                               6,029,000        6,440,000
        Prepaid expenses and other                  636,000          656,000
        Current deferred income tax               1,053,000               --
        Notes receivable                            516,000               --
                                               ------------     ------------

                TOTAL CURRENT ASSETS             28,309,000       28,671,000

INVESTMENTS                                              --        4,611,000

PROPERTY, PLANT AND EQUIPMENT:
        Land                                        910,000          399,000
        Buildings                                 4,880,000        1,293,000
        Machinery and equipment                  13,718,000       11,790,000
        Leasehold improvements                   10,259,000        8,710,000
                                               ------------     ------------
                                                 29,767,000       22,192,000

        Accumulated depreciation                 12,200,000       12,538,000
                                               ------------     ------------
                                                 17,567,000        9,654,000

NOTES RECEIVABLE                                  2,723,000        2,000,000
                                               ------------     ------------

                TOTAL ASSETS                   $ 48,599,000     $ 44,936,000
                                               ============     ============



      The accompanying notes are an integral part of these balance sheets.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

        LIABILITIES AND SHAREHOLDERS' EQUITY                                         December 31,
                                                                           --------------------------------
                                                                                1997                1996
                                                                           ------------        ------------
CURRENT LIABILITIES:
        Accounts payable and accrued liabilities                           $  6,618,000        $  6,239,000
        Bank line of credit                                                   9,713,000           2,550,000
        Current portion of long term debt                                       283,000             280,000
        Current portion of obligations under capital lease                       84,000                  --
        Accrued environmental costs                                           3,954,000             379,000
                                                                           ------------        ------------
                          TOTAL CURRENT LIABILITIES                          20,652,000           9,448,000

LONG-TERM DEBT, net of current portion                                          263,000             546,000

OBLIGATIONS UNDER CAPITAL LEASES                                              4,174,000                  --

OTHER NON-CURRENT LIABILITIES                                                   471,000             117,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
        Preferred stock, $5.00 par value:
         authorized 500,000 shares -- none issued                                    --                  --
        Common stock, $.10 par value: authorized
         20,000,000 shares, issued 7,691,312 and
         7,666,712 at December 31, 1997 and 1996                                770,000             767,000
        Additional paid-in capital                                            1,914,000           1,766,000
        Retained earnings                                                    36,500,000          48,437,000
                                                                           ------------        ------------
                                                                             39,184,000          50,970,000
        Less- treasury stock (2,161,312 shares
         at December 31, 1997 and 1996), at cost
                                                                            (16,145,000)        (16,145,000)
                                                                           ------------        ------------
                                                                             23,039,000          34,825,000
                                                                           ------------        ------------
                          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 48,599,000        $ 44,936,000
                                                                           ============        ============

      The accompanying notes are an integral part of these balance sheets.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           December 31,
                                                                           ------------
                                                           1997                1996                1995
                                                       ------------        ------------       ------------
Net sales:
    Services                                           $ 65,119,000        $ 65,340,000       $ 42,641,000
    Products                                                672,000           4,830,000         13,588,000
                                                       ------------        ------------       ------------
                                                         65,791,000          70,170,000         56,229,000

Cost of sales:
    Services                                             63,786,000          56,033,000         37,510,000
    Products                                                411,000           3,776,000         10,875,000
                                                       ------------        ------------       ------------
                                                         64,197,000          59,809,000         48,385,000

    GROSS PROFIT                                          1,594,000          10,361,000          7,844,000

Selling, engineering and administrative expenses         11,590,000           4,656,000          4,969,000
                                                       ------------        ------------       ------------

    INCOME (LOSS) FROM OPERATIONS                        (9,996,000)          5,705,000          2,875,000

Other income (expense), net                              (5,551,000)            818,000            963,000
                                                       ------------        ------------       ------------

    INCOME (LOSS) BEFORE INCOME TAXES                   (15,547,000)          6,523,000          3,838,000

Provision for (benefit from) income taxes                (3,610,000)          2,206,000            889,000
                                                       ------------        ------------       ------------

    NET INCOME (LOSS)                                  $(11,937,000)       $  4,317,000       $  2,949,000
                                                       ============        ============       ============


NET INCOME (LOSS) PER SHARE
    Basic                                              $      (2.16)       $       0.79       $       0.54
                                                       ============        ============       ============
    Diluted                                            $      (2.16)       $       0.75       $       0.52
                                                       ============        ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING
      Basic                                               5,518,000           5,481,000          5,426,000
      Diluted                                             5,518,000           5,735,000          5,642,000


The accompanying notes are an integral part of these financial statements.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                     Preferred Stock     Common Stock         Additional                        Treasury Stock
                                     --------------- ---------------------     Paid-in       Retained     -------------------------
                                     Shares  Amount   Shares      Amount       Capital       Earnings       Shares        Amount
                                     ------  ------  ---------   ---------   -----------   ------------   ----------   ------------
Balance, December 31, 1994              --    $--    3,786,956   $ 379,000   $ 1,200,000   $ 41,555,000   (1,080,656)  $(16,145,000)

         Exercise of Stock Options      --     --       13,600       1,000       160,000             --           --             --

         Net income                     --     --           --          --            --      2,949,000           --             --
                                       ---    ---    ---------   ---------   -----------   ------------   ----------   ------------

Balance, December 31, 1995              --     --    3,800,556     380,000     1,360,000     44,504,000   (1,080,656)   (16,145,000)

         Exercise of Stock Options
         (adjusted for stock split)     --     --       65,600       7,000       406,000             --           --             --


         2 for 1 stock split effected
         in the form of a 100% stock
         dividend                       --     --    3,800,556     380,000            --       (384,000)  (1,080,656)            --



         Net income                     --     --           --          --            --      4,317,000           --             --
                                       ---    ---    ---------   ---------   -----------   ------------   ----------   ------------

Balance, December 31, 1996              --     --    7,666,712     767,000     1,766,000     48,437,000   (2,161,312)   (16,145,000)

         Exercise of stock options      --     --       24,600       3,000       148,000             --           --             --

         Net loss                       --     --           --          --            --    (11,937,000)          --             --
                                       ---    ---    ---------   ---------   -----------   ------------   ----------   ------------

Balance, December 31, 1997              --    $--    7,691,312   $ 770,000   $ 1,914,000   $ 36,500,000   (2,161,312)  $(16,145,000)
                                       ===    ===    =========   =========   ===========   ============   ==========   ============



   The accompanying notes are an integral part of these financial statements.

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 December 31,
                                                                                 ------------
                                                                    1997             1996            1995
                                                                ------------     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $(11,937,000)    $ 4,317,000      $2,949,000
Adjustments to reconcile net income (loss) to cash
used in operating activities--
       Depreciation and amortization                               1,342,000       1,096,000       1,097,000
       Gain on sale of fixed assets                                       --         (11,000)       (650,000)
       Writeoff of preferred stock of Hydroscience
          Technologies, Inc.                                       4,500,000              --              --
       Investment (income) loss                                      111,000        (440,000)        329,000
       Changes in operating assets and liabilities
       (excluding disposition and net of acquisition)--
          Accounts receivable, net                                 1,822,000      (1,064,000)    (10,409,000)
          Income taxes receivable                                 (2,132,000)       (458,000)             --
          Federal income tax liability                                    --      (1,186,000)      1,186,000
          Deferred income taxes                                   (1,053,000)             --        (390,000)
          Inventories                                               (686,000)     (3,246,000)       (833,000)
          Prepaid expenses and other                                 (13,000)         70,000        (144,000)
          Accounts payable and accrued liabilities                     4,000      (2,619,000)      5,006,000
          Environmental reserve                                    3,175,000        (246,000)             --
          Other liabilities                                          322,000        (297,000)         57,000
                                                                ------------    ------------    ------------
              Total adjustments                                    7,392,000      (8,401,000)     (4,751,000)
                                                                ------------    ------------    ------------

                 CASH USED IN OPERATING ACTIVITIES                (4,545,000)     (4,084,000)     (1,802,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid in acquisition                                      (1,500,000)             --              --
    Capital expenditures                                          (3,739,000)     (4,438,000)     (1,668,000)
    Notes receivable                                                (375,000)             --         500,000
    Proceeds from sale of fixed assets                                    --          11,000         735,000
    Proceeds from sale of segment                                  1,720,000              --              --
                                                                ------------    ------------    ------------

              CASH USED IN INVESTING ACTIVITIES                   (3,894,000)     (4,427,000)       (433,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in line of credit                                 7,163,000       2,550,000              --
    Net change in long term debt                                    (283,000)        826,000              --
    Issuance of common stock from exercise of stock options          151,000         409,000         161,000
                                                                ------------    ------------    ------------

              CASH PROVIDED BY FINANCING ACTIVITIES                7,031,000       3,785,000         161,000
                                                                ------------    ------------    ------------

Net decrease in cash and cash equivalents                         (1,405,000)     (4,726,000)     (2,074,000)
Cash and cash equivalents at beginning of period                   2,656,000       7,382,000       9,456,000
                                                                ------------    ------------    ------------
Cash and cash equivalents at end of period                      $  1,251,000    $  2,656,000    $  7,382,000
                                                                ============    ============    ============

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
    Income taxes                                                $    143,000    $  3,720,000    $         --
    Interest                                                         677,000          61,000              --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    Promissory notes received for sale of Electronics segment   $    864,000    $         --    $         --
    Disposition of Ocean Systems segment inventory and fixed
      assets in exchange for Hydroscience Technologies, Inc.
      preferred stock:
       Inventory                                                $         --    $  3,943,000    $         --
       Fixed assets, net                                                  --         557,000              --
       Investment in Hydroscience Technologies, Inc.
        preferred stock                                                   --      (4,500,000)             --

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

Reclassifications: Certain reclassifications have been made to 1996 and 1995 amounts to conform with the 1997 presentation.

Long-term Contracts: Revenue on long-term contracts in 1996 and 1995 is recognized using the percentage of completion or unit of delivery method. On contracts where the percentage of completion method is applied, revenue is accrued in the proportion that costs incurred bear to management's estimate of total contract costs. Any known or anticipated losses are provided for currently.

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

Long-Lived Assets: The Company periodically reviews its long-lived assets for impairment. If this review indicates that the carrying amount of an asset may not be recovered through future operations or sale, the carrying value of the asset will be reduced to its fair value. In 1997, the Company recorded an impairment loss on its investment in preferred stock (see Note D).

Research and Development: Research and development costs are included in selling, engineering and administrative expenses and amounted to approximately $41,000 in 1996, and $45,000 in 1995. There were no research and development costs incurred in 1997.

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

Earnings (Loss) Per Share: Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Options and other potentially dilutive securities are excluded from the calculation of basis EPS. Diluted EPS includes options and other potentially dilutive securities that are excluded from basic EPS to the extent that these securities are not anti-dilutive. Options were not included in the 1997 computation of diluted EPS because they are anti-dilutive.

The following is a reconciliation between basic and diluted EPS for the years ended December 31, 1997, 1996, and 1995:


                                             1997                            1996                            1995
                                 -----------------------------   -----------------------------   -----------------------------
                                     Loss           Shares          Income          Shares          Income          Shares
                                  (Numerator)    (Denominator)    (Numerator)    (Denominator)    (Numerator)    (Denominator)
                                 -------------   -------------   -------------   -------------   -------------   -------------
Basic EPS                        $ (11,937,000)      5,518,000   $   4,317,000       5,481,000   $   2,949,000       5,426,000
Effect of dilutive options                  --              --              --         254,000              --         216,000
                                 -------------   -------------   -------------   -------------   -------------   -------------
Diluted EPS                      $ (11,937,000)      5,518,000   $   4,317,000       5,735,000   $   2,949,000       5,642,000
                                 =============   =============   =============   =============   =============   =============


In accordance with SFAS No. 128, the earnings (loss) per share for all prior periods have been restated.

Joint Venture Investment: See Note D.

Treasury Shares: During 1991, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. An additional authorization of 500,000 shares was made by the Board of Directors in March 1993. As of December 31, 1997, a total of 1,257,800 shares have been purchased under these authorizations. The Company did not acquire any treasury stock during 1995, 1996 or 1997.

Environmental Costs: Environmental expenditures that relate to current operations are expensed. Remediation costs that relate to existing conditions caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated. Environmental costs are included in selling, engineering and administrative expenses in the accompanying consolidated statements of operations.

Other Income (Expense): Other expense for 1997 includes the $4.5 million writedown of the Company's investment in the preferred stock of Hydroscience Technologies, Inc. Other income, net in 1996 and 1995 includes interest earned of $307,000 and $671,000, respectively, and gains on sales of fixed assets of $11,000 and $650,000, respectively.

Employee Benefits: The Company offers no significant post-employment or post-retirement benefits.

New Accounting Pronouncements: During 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 129, "Disclosure of Information About Capital Structure," which establishes standards for disclosing certain information about an entity's capital structure. The statement is effective for years ending after December 15, 1997, and its adoption did not have any impact on the Company's financial statements.

During 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a company's financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for periods beginning after December 15, 1997.

During 1997, FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement is effective for financial statements for periods beginning after December 15, 1997. As the Company is operating in only one segment as of December 31, 1997, and plans to focus solely on the aircraft maintenance industry, this statement is not expected to have an impact on the Company's financial statements.

NOTE B -- ACCOUNTS RECEIVABLE, NET

Accounts receivable were as follows:


                                                                December 31,
                                                          -------------------------
                                                             1997          1996
                                                          -----------   -----------
         Commercial accounts:
             Accrued sales not billed                     $ 5,574,000   $ 6,578,000
             Billed                                        10,842,000    10,916,000
                                                          -----------   -----------
                                                           16,416,000    17,494,000

         Receivables from foreign governments                  14,000       206,000
         Receivables from United States Government, net     2,750,000       184,000
                                                          -----------   -----------

                                                            2,764,000       390,000

         Advances to joint venture (see Note D)               901,000     1,095,000

         Less -- allowance for doubtful accounts            3,847,000       518,000
                                                          -----------   -----------

                                                          $16,234,000   $18,461,000
                                                          ===========   ===========


Accrued sales not billed will be billed on the basis of contract terms and deliveries. All accrued amounts at December 31, 1997, are expected to be billed and collected in 1998.



 In April 1997, the Company was awarded the United States Air Force C-130 maintenance contract, which was subsequently canceled in June 1997 at the convenience of the government, based on no fault or issue with the Company. The C-130 contract provides for reimbursement by the United States Air Force of costs incurred during its operation, and the Company has recorded a $2.8 million net receivable from the government for these costs, which is the Company's best estimate of the amount it will collect for the claim it has made. The Company is currently negotiating a termination settlement with the government.


 NOTE C -- INVENTORIES

 The components of inventories were as follows:

                                                                 December 31,
                                                          -------------------------
                                                             1997          1996
                                                          -----------   -----------
         Finished goods                                   $     --       $1,175,000
         Work in process                                        --            5,000
         Raw materials                                     6,029,000      5,260,000
                                                          ----------     ----------
                                                          $6,029,000     $6,440,000
                                                          ==========     ==========

Costs included in inventories include raw materials and related labor and overhead costs.

NOTE D -- INVESTMENTS

In November 1996, the Company sold substantially all of the assets related to its Ocean Systems segment to Hydroscience Technologies, Inc. ("HTI") in exchange for 818,182 shares of HTI Preferred Stock, which carries a liquidation preference of $5.50 per share. At the Company's election, the HTI Preferred Stock is convertible after December 31, 1997, into 45% of HTI's Common Stock. (See Note P for pro forma information related to this transaction.) Although the purchaser of Ocean

Systems provided additional capital and new management, the continuing decline in defense spending and other concerns caused management to reevaluate this preferred stock in 1997. Management has concluded that the value of its investment has declined permanently. The entire amount was written off in 1997.

During 1994, the Company obtained 40% ownership of a joint venture involved in the development of aircraft-related technology for an initial investment of $1,000. The Company accounts for its investment in the joint venture under the equity method. In 1994, the Company obtained a promissory note for an advance of $2,000,000 to the joint venture. The principal balance of the promissory note accrues interest at a maximum rate of 5% per annum and the principal balance with accrued interest is due January 5, 1999. The note is secured by certain assets of the joint venture. During 1997 and 1996, the Company advanced an additional $815,000 and $75,000 to the joint venture. These advances are included in accounts receivable.

Summarized balance sheet information for the joint venture as of December 31, 1997 and 1996 is as follows:

                                           1997          1996
                                       -----------    ----------
Current assets                        $14,358,000    $ 6,578,000
Noncurrent assets                       2,782,000      3,818,000
Current liabilities                    12,489,000      5,176,000
Noncurrent liabilities                  2,000,000      2,000,000

Summarized financial information for the joint venture for the years ended December 31, 1997, 1996 and 1995 is as follows:

                             1997             1996              1995
                        ------------      ------------     ------------
Net sales               $ 17,810,000      $ 11,520,000     $  5,244,000
Gross profit               3,578,000         4,104,000        1,501,000
Net income (loss)           (569,000)        1,044,000         (710,000)

NOTE E -- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows:

                                                    December 31,
                                            -------------------------
                                               1997           1996
                                            -----------    ----------
Accounts payable                            $5,617,000     $5,403,000
Salaries, wages and payroll taxes            1,001,000        836,000
                                            ----------     ----------
                                            $6,618,000     $6,239,000
                                            ==========     ==========


NOTE F - LONG-TERM DEBT

The Company entered into a long-term note and a credit facility during 1996 with a bank. The credit facility consists of a $12,000,000 line of credit agreement and a $3,000,000 standby letter of credit agreement. Advances under the line of credit agreement accrue interest at the prime interest rate (8.5% at December 31, 1997). The Company also pays an annual commitment fee of 1/4 of 1 % on the unused portion of the line of credit. At December 31, 1997, the unused and available portion of the line of credit was $2,287,000. The line of credit expires on June 30, 1998. Management is confident that this line will be renewed or comparable financing can be obtained at June 30, 1998, for at least another one-year period.

The credit facility is unsecured and contains certain financial covenants related to working capital, consolidated net income and consolidated tangible net worth, among other restrictions. The Company was in violation of certain covenants as of December 31, 1997; however, these covenants have been waived by the bank.

The long-term note consists of the following:

                                                                           1997           1996
                                                                        ----------     ----------
Note payable with interest at 7.98%, payable in monthly
installments of $23,611 principal plus interest (7.98%) on the outstanding balance to maturity in November 1999, at which
time the remaining principal balance is due, secured by property
valued at $850,000.                                                     $  546,000     $  826,000

Less: amounts payable within one year                                      283,000        280,000
                                                                        ----------     ----------
                                                                        $  263,000     $  546,000
                                                                        ==========     ==========


This debt was incurred to finance the acquisition of certain fixed assets. The total future debt principal payments are $283,000 in 1998, $263,000 in 1999, and zero thereafter.

A $1,700,000 standby letter of credit was issued, pursuant to the standby letter of credit agreement, in order to comply with the annual financial assurances required by the Florida Department of Environmental Protection and related to the environmental remediation being performed at the Company's Lake City, Florida facility (see Note O). The standby letter of credit agreement has an annual commitment fee of 1% of the amount of the letter of credit.

NOTE G -- SHAREHOLDERS' EQUITY

On January 29, 1997, the Board of Directors declared a 2 for 1 stock split to be effected in the form of a 100% stock dividend to shareholders of record at the close of business March 25, 1997. The dividend resulted in $384,000 being transferred from retained earnings to common stock. This amount represents the par value of the new stock. All share and per share amounts have been adjusted to recognize this dividend.

On March 17, 1997, the shareholders approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 5,000,000 shares to 20,000,000 shares.



NOTE H -- INCOME TAXES

Federal and state income tax expense (benefit) consisted of the following:

                                                   Year Ended December 31,
                                                   -----------------------
                            1997                            1996                         1995
                            ----                            ----                         ----
                   Current         Deferred         Current       Deferred      Current        Deferred
                 -----------     -----------      -----------     --------    -----------     -----------
Federal          $(2,016,000)    $(1,053,000)     $ 2,086,000     $    --     $ 1,279,000     $  (390,000)
State               (541,000)         --              120,000          --            --            --
                 -----------     -----------      -----------     -------     -----------     -----------
                 $(2,557,000)    $(1,053,000)     $ 2,206,000     $    --     $ 1,279,000     $  (390,000)
                 ===========     ===========      ===========     =======     ===========     ===========

The provision (benefit) for income taxes differs from the amount computed by applying the federal income tax rate to income before income taxes. The following table summarizes the reasons for this difference:


                                                                  Year Ended December 31,
                                                       ----------------------------------------------
                                                          1997             1996              1995
                                                       ------------     ------------     ------------
Income tax provision (benefit) at statutory rate       $ (5,286,000)    $  2,217,000     $  1,315,000
State taxes (benefit)                                      (541,000)         120,000             --
Alternative minimum tax                                        --               --            (12,000)
Change in deferred tax allowance                          2,425,000         (158,000)        (515,000)
Other items -- net                                         (208,000)          27,000          101,000
                                                       ------------     ------------     ------------
                                                       $ (3,610,000)    $  2,206,000     $    889,000
                                                       ============     ============     ============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                              1997           1996
                                                           ----------     ----------
Deferred tax assets:
   Short-term-
   Expense accruals not deducted for tax purposes          $2,166,000     $  520,000
                                                           ----------     ----------
         Total short-term                                   2,166,000        520,000

   Long-term-
         Writedown of investment                            1,800,000           --
         Other                                                 68,000         37,000
                                                           ----------     ----------
         Total deferred tax assets                          4,034,000        557,000
   Less- Valuation allowance                               (2,609,000)      (184,000)
                                                           ----------     ----------
         Net deferred tax asset                            $1,425,000     $  373,000

Deferred tax liabilities-
   Short-term-
       Costs deducted for tax purposes                     $     --       $   24,000
   Long-term-
       Difference for depreciation of property, plant,
           and equipment                                      372,000        349,000
                                                           ----------     ----------
         Total deferred tax liability                      $  372,000     $  373,000

Net deferred tax asset                                     $1,053,000     $     --
                                                           ==========     ==========

The Company has established a valuation allowance to offset the deferred tax assets that have resulted from items that will only be deductible when such items are actually incurred. The valuation allowance will be maintained until it is more likely than not that these deferred tax assets will be realized.

NOTE I -- STOCK OPTION PLANS

In May 1992, the stockholders approved the Whitehall Corporation Incentive Stock Option Plan ("Incentive Plan") and the Whitehall Corporation Non-Employee Directors Stock Option Plan ("Directors Plan"). The Incentive Plan provides for the grant of incentive stock options for up to 650,000 shares of Common Stock to key employees. The Directors Plan provides for the grant of incentive stock options for up to 130,000 shares of Common Stock to non-employee Directors of the Company. Under the Plans, the exercise price for stock options will not be less than the fair market value of the optioned stock at the date of grant. Stock options expire ten years from the date of grant and generally vest over a five-year period with one-fifth of the shares becoming exercisable on each of the five anniversaries of the date of grant. As December 31, 1997, 1996, and 1995 there were 347,100, 218,600, and 196,200 options exercisable, respectively. The option period under both Plans may not be more than ten years from the date the option is granted.

Transactions involving the Plans are summarized as follows:

                                                 Shares
                                                --------
   Options outstanding, December 31, 1994       444,000

     Granted ($14.13 per share)                  20,000
     Canceled                                      --
     Exercised ($5.63-$7.75 per share)          (27,200)
                                                -------
   Options outstanding, December 31, 1995       436,800


     Granted ($17.75-$19.53 per share)          130,000
     Canceled                                      --
     Exercised ($5.81-$7.75 per share)          (65,600)
                                                -------
    Options outstanding, December 31, 1996      501,200

     Granted ($16.375 per share)                 40,000

     Canceled ($7.75-$17.75 per share)          (16,600)
     Exercised ($5.81-$7.75 per share)          (24,600)
                                                -------
    Options outstanding, December 31, 1997      500,000
                                                =======

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

                                                 1997                 1996               1995
                                                 ----                 ----               ----
Net income: As Reported                  $  (11,937,000)      $    4,317,000     $    2,949,000
               Pro Forma                    (11,940,000)           3,355,000          2,829,000
Net income per share: As Reported        $        (2.16)      $         0.75     $         0.52
               Pro Forma                          (2.16)                0.59               0.50

The following assumptions were used:

Risk free interest rate                            5.86%                7.03%              7.24%
Expected dividend yield                            --                   --                 --
Expected life of options                       10 years             10 years           10 years
Expected volatility                               37.44%               38.19%             38.33%

The weighted average fair value of the stock options granted during 1997, 1996 and 1995 was $ 9.91, $11.22 and $9.11, respectively. The weighted average exercise prices of the stock options outstanding and exercisable in 1997, 1996, and 1995 are:

                                            1997         1996         1995
                                            ----         ----         ----
Outstanding at beginning of the year     $  10.12     $   6.80     $   6.38
         Granted                            16.38        18.30        14.13
         Exercised                           6.10         6.24         5.90
         Canceled                           16.79         --           --

Outstanding at end of year                  10.26        10.12         6.80
Exercisable at end of year               $   7.95     $   6.67     $   6.47

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

NOTE J -- SAVINGS PLAN

The Company implemented a voluntary 401(k) savings plan for eligible employees (as defined by the Plan document) effective September 1, 1992. The Company contributed $50 per enrolling employee in 1995. The Company contributes 50% of employee contributions up to 1.5% of the employee's base salary. The Company may make future matching contributions at its discretion. Company contributions totaled approximately $86,000 in 1997, $40,000 in 1996, and $25,000 in 1995.
The Company's contributions vest over a six-year period.

NOTE K - ACQUISITION

In July 1997, the Company acquired an aircraft maintenance company in Macon, Georgia for approximately $6.7 million in cash and assumed liabilities. This acquisition involved the purchase of inventories, equipment, and certain intangible assets. This acquisition was accounted for using the purchase method of accounting. Accordingly, operations of the acquired business are included in the accompanying consolidated financial statements for the period subsequent to the effective date of the acquisition. See Note P for pro forma information for this acquisition as if it had occurred at the beginning of the fiscal year.

The preliminary estimated fair values assigned to assets acquired and liabilities assumed is summarized as follows:



Assets acquired         $ 6,700,000
Liabilities assumed      (5,200,000)
                        -----------

Cash purchase price     $ 1,500,000
                        ===========

NOTE L - SALE OF ELECTRONICS SEGMENT

In March 1997, the Company entered into an agreement to sell its Electronics segment to a group of private investors for approximately $2.7 million. The purchase consideration consists of approximately $1.9 million in cash and $864,000 in promissory notes bearing interest at a rate of 10% per annum. See Note P for pro forma information related to this transaction.

NOTE M--LEASES

In 1997, the Company assumed capital leases for land and buildings in the acquisition of the aircraft maintenance facility in Macon, Georgia. Both leases carry an interest rate of 8.25% and expire in 2018. There were no capital leases in 1996. The following leased property included in the accompanying balance sheets is under capital leases:

Land                                          $   588,000
Buildings                                       3,702,000
                                              -----------
Total leased property under capital lease       4,290,000
Less: Accumulated depreciation                    (89,000)
                                              -----------
                                              $ 4,201,000
                                              ===========

The aggregate future minimum rental commitments as of December 31, 1997, for all noncancellable operating leases and capital leases are as follows:

                              Capital Leases  Operating Leases     Total
                              --------------  ----------------  -----------
1998                           $   432,000      $    58,000     $   490,000
1999                               432,000           58,000         490,000
2000                               432,000           42,000         474,000
2001                               432,000           26,000         458,000
2002 and thereafter              7,092,000          539,000       7,631,000
                               -----------      -----------     -----------
                                 8,820,000          723,000       9,543,000

Amount related to interest      (4,562,000)            --        (4,562,000)
                               -----------      -----------     -----------
Total lease obligation         $ 4,258,000      $   723,000     $ 4,981,000
                               ===========      ===========     ===========

Total rental expense amounted to approximately $281,000 in 1997, $305,000 in 1996, and $105,000 in 1995.

NOTE N -- INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

The Company operated in two segments during 1997: Aircraft Maintenance and Electronics. The Aircraft Maintenance segment rebuilds, modifies and maintains turboprop and jet aircraft. The Electronics segment manufactures and distributes quartz crystals and oscillators.

Operating profit represents total revenue less operating expenses, excluding general corporate expenses and interest expense. Identifiable assets are those assets used in each segment. Corporate assets are principally cash, prepaid items and capital assets.

Information about the Company's operations in the different segments is summarized as follows:

                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                                  1997          1996          1995
                                                                                --------      --------      --------
                                                                                           (In thousands)
Sales:
   Aircraft Maintenance                                                         $ 65,119      $ 65,340      $ 42,641
   Electronics                                                                       672         2,884         3,640
   Ocean Systems                                                                    --           1,946         9,948
                                                                                --------      --------      --------

                                                                                $ 65,791      $ 70,170      $ 56,229
                                                                                ========      ========      ========

Operating profit and income (loss) before taxes:
   Aircraft Maintenance                                                         $ (9,764)     $  7,026      $  3,430
   Electronics                                                                        (6)          557           796
   Ocean Systems                                                                    --            (789)          419
                                                                                --------      --------      --------
                                                                                  (9,770)        6,794         4,645

Corporate:
   Writedown of investment                                                        (4,500)         --            --
   Interest income                                                                   112           307           671
   Investment income (loss)                                                         (111)          440          --
   Gain (loss) on sale of assets                                                    (314)           11           650
   General and administrative expenses                                              (337)         (968)       (2,128)
   Interest expense                                                                 (627)          (61)         --
                                                                                --------      --------      --------

   Income (loss) before taxes$                                                  $(15,547)     $  6,523      $  3,838
                                                                                ========      ========      ========

Identifiable assets:
   Aircraft Maintenance                                                         $ 38,803      $ 32,507      $ 24,078
   Electronics                                                                      --           2,216         2,627
   Ocean Systems                                                                    --            --           6,518
   Corporate                                                                       9,796        10,213         7,959
                                                                                --------      --------      --------

                                                                                $ 48,599      $ 44,936      $ 41,182
                                                                                ========      ========      ========

Depreciation and amortization:
   Aircraft Maintenance                                                         $  1,179      $    776      $    813
   Electronics                                                                      --              50            27
   Ocean Systems                                                                    --             193           219
   Corporate                                                                         163            77            38
                                                                                --------      --------      --------

                                                                                $  1,342      $  1,096      $  1,097
                                                                                ========      ========      ========

                              Year Ended December 31,
                              -----------------------
                            1997       1996       1995
                            ------     ------     ------
                                  (In thousands)
Capital expenditures:
   Aircraft Maintenance     $3,679     $3,395     $1,441
   Electronics                --          100         46
   Ocean Systems              --            5        181
   Corporate                    60        938       --
                            ------     ------     ------

                            $3,739     $4,438     $1,668
                            ======     ======     ======

The Company has three customers in the Aircraft Maintenance segment that account for 23%, 16%, and 10% of 1997 consolidated net sales. The Company has three customers in the Aircraft Maintenance segment that account for 26%, 15%, and 14% of 1996 consolidated net sales. The Company has two customers in the Aircraft Maintenance segment that accounted for 30% and 21% of 1995 consolidated net sales. The United States government accounted for approximately 5% of consolidated net sales in 1997, and 2% of consolidated net sales in 1995. The Company made no sales to the United States government in 1996.

NOTE O -- COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company's operations, like those of other companies engaged in similar businesses, are subject to extensive and evolving federal, state, and local environmental laws and regulations. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect the additional technical and legal information as it becomes available. In order to comply with present federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, the Company will be required to fund remediation efforts, which could result in potentially substantial operating costs and capital expenditures.

The Company is taking remedial action pursuant to Environmental Protection Agency ("EPA") regulations at the Lake City, Florida facility. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. Based upon the most recent cost estimates provided by environmental consultants, the Company believes that the total remaining remediation and compliance costs for this facility will be approximately $2.4 million, which has been accrued at December 31, 1997.

Additionally, there are other areas on the Lake City property that could also require remediation. The Company believes it is not responsible for these areas; however, it may be required to take part in the remediation process to continue its operations at that location. No estimate of any such costs to the Company is available at this time.

In connection with the sale of Crystek (see Note L), Whitehall was required to perform, at its own expense, an environmental site assessment at the Crystek facility. The Company is also required to remedy all recognized environmental conditions identified in the assessment to bring the Crystek facility into compliance with all applicable Federal, State, and local environmental laws. If the facility is not brought into compliance with environmental laws by December 31, 1998, the buyer shall have the option of requiring the Company to repurchase the property. The Company has engaged environmental consultants to review potential environmental liabilities at the Crystek facility. Such investigation and testing resulted in the identification of likely environmental remedial actions. Based upon the cost estimates provided by the consultants, the Company believes that the total remediation and compliance costs for this facility will be approximately $1.0 million, which has been accrued at December 31, 1997.

Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. These uncertainties included the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

To comply with the financial assurances required by the Florida Department of Environmental Protection (FDEP), the Company requested and a bank issued a $1,700,000 standby letter of credit in favor of the FDEP. This letter of credit meets all conditions required by the FDEP.

Legal Matters

On May 10, 1991, an action was filed in the District Court of Dallas County, Texas, by Lee D. Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that
(i) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and was the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. On August 17, 1994, the defendants were granted a partial summary judgment. On October 24, 1994, Mr. Webster filed a third amended petition and alleged the following causes of action: tortuous interference with contractual relations against Cambridge Capital Fund, L.P., and directors George F. Baker and John J. McAtee; intentional infliction of emotional distress and breach of oral contracts. The third amended petition sought compensatory and punitive damages in excess of $35 million. On January 12, 1995, the Court entered an abatement on one of the breach of oral contract claims against the Company and entered a summary judgment in the defendants' favor on all remaining claims alleged by Mr. Webster. On February 26, 1996, the Court granted a summary judgment in favor of the defendants on Mr. Webster's remaining claims and entered a take nothing final judgment which dismissed all of Mr. Webster's claims with prejudice to refiling. On March 26, 1996, Mr. Webster appealed the final judgment to the Dallas, Texas Court of Appeals. Oral argument was held on November 13, 1997. To date, no decision has been reached by the court. Management intends to vigorously defend this appeal.

The Company is also involved in certain legal proceedings in the normal course of its business. After consultation with counsel, management is of the opinion that the outcome of the above-mentioned proceedings will not have a material effect on the financial position or results of operations of the Company.

NOTE P -- PRO FORMA INFORMATION

The unaudited pro forma financial information presented below is for the years ended December 31, 1997 and 1996. The unaudited pro forma financial information gives effect to the sale of the Ocean Systems and Electronics segments and the purchase of the Macon facility as if such transactions had occurred as of January 1, 1996:

                             1997              1996
                             ----              ----
Net sales                $ 76,153,000      $ 81,719,000
Net income (loss)         (12,841,000)        3,506,000
Net income per share            (2.33)             0.64

The pro forma financial information does not purport to represent what the results of operations of the Company would have actually been if the aforementioned transactions had occurred on January 1, 1996, nor does it project the results of operations for any future periods.

 NOTE Q -- RELATED PARTY TRANSACTIONS

 As of December 31, 1997, two former officers of the Company were indebted to the Company in the aggregate amount of approximately $363,000. This amount is classified as accounts receivable and is fully reserved.
 These receivables will be written off in 1998.

 NOTE R -- SUBSEQUENT EVENT

 On March 24, 1998, the Company entered into a definitive agreement with Aviation Sales Company (AVS). Under the terms of the agreement, the Company will exchange its common stock for common stock of AVS. This transaction is expected to be accounted for as a pooling of interests.

NOTE S -- SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                      Quarter Ended
                                                      -------------

                                  Mar. 31        June 30        Sept. 30          Dec. 31          Total
                                  -------        -------        --------          -------          -----
                                                            (In thousands, except for per share data)

1997:
    Net sales                    $ 13,551        $ 19,035        $ 14,256         $ 18,949         $ 65,791
    Gross profit (loss)             2,560           3,524          (6,955)           2,465            1,594
    Net income (loss)               1,135           1,329          (8,231)          (6,170)         (11,937)
    Net income (loss) per
         common share:
         Basic                   $   0.21        $   0.24        ($  1.49)        ($  1.12)        $  (2.16)
         Diluted                 $   0.20        $   0.23        ($  1.49)        ($  1.12)        $  (2.16)



1996:
    Net sales                    $ 20,187        $ 20,221        $ 16,318         $ 13,444         $ 70,170
    Gross profit                    3,092           2,879           2,197            2,193           10,361
    Net income                      1,063           1,129           1,187              938            4,317
    Net income per
         common share:*
         Basic                   $   0.19        $   0.21        $   0.22         $   0.17         $   0.79
         Diluted                 $   0.19        $   0.20        $   0.21         $   0.16         $   0.75


          *Restated to give effect to 100% stock dividend to stockholders' of record at the close of business on March 25, 1997.


The fourth quarter of 1997 net loss and loss per share reflect approximately $6.5 million of adjustments to accrue additional environmental reserves, increase the allowance for bad debts, and increase the allowance for obsolete inventory.

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


                                     PART IV



 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



          (a) 1. The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

                  Consolidated Balance Sheets at December 31, 1997 and 1996

                  Consolidated Statements of Income for the years ended December
                    31, 1997, 1996 and 1995

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Cash Flows for the years ended
                    December 31, 1997, 1996 and 1995

                  Notes to Consolidated Financial Statements



              2. The following consolidated financial statement schedule of the
                 Company and its subsidiaries is included herewith on page 38:

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

        3.  Exhibits

Exhibit      Incorporated by Reference to        Description
-------      ----------------------------        -----------

  (3)        Form 10-K December 31, 1987         a. Restated Certificate of
             Form 10-K December 31, 1996         b. Amendment to  Restated
                                                    Certificate of Incorporation
                                                    Incorporation
             Form 10-K December 31, 1992         c. Restated bylaws

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

             Filed herein                       b.  Whitehall Corporation
                                                    Management Security
                                                    Agreements

             Form 10-K December 31, 1992        c.  Whitehall Corporation
                                                    Incentive Stock Option Plans

                                                d.  Whitehall Corporation
                                                    Non-Employee Directors Stock
                                                    Option Plan, as amended by
                                                    Amendment No. 1 thereto

                                                e.  Lease between Aero
                                                    Corporation and City of Lake
                                                    City, Florida dated December
                                                    30, 1992

             Form 10-K December 31, 1996        f.  Line of Credit Agreement
                                                    between Comerica Bank
                                                    and Whitehall Corporation
                                                    dated January 24, 1996

             Filed herein                       g.  Asset Contribution
                                                    Agreement, dated November 7,
                                                    1996, by and between
                                                    Hydroscience, Inc. and
                                                    Hydroscience Technologies,
                                                    Inc.

                                                h.  Asset Purchase Agreement,
                                                    dated July 8, 1997, by and
                                                    among Aero Corp Macon, Inc.,
                                                    as buyer, Zantop
                                                    International Airlines,
                                                    Inc., as seller, and the
                                                    Zantop shareholders, party
                                                    to the agreement

                                                i.  Lease Agreement, dated May
                                                    1, 1993 by and between the
                                                    Macon-Bibb County Industrial
                                                    Authority and Zantop
                                                    International Airlines, Inc.

                                                j.  Stock Purchase Agreement,
                                                    dated February 13, 1997, by
                                                    and among Crystek
                                                    Acquisition Corporation, as
                                                    buyer, and Whitehall
                                                    Corporation, as seller

                                                k.  First Amendment to Stock
                                                    Purchase Agreement, dated
                                                    March 31, 1997, by and among
                                                    Crystek Acquisition
                                                    Corporation, Whitehall
                                                    Corporation and Crystek Real
                                                    Estate Corporation



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

                                                     WHITEHALL CORPORATION



                                                     By   /s/ G.F. BAKER
                                                       ------------------------
                                                     George F. Baker
                                                     Chairman of the Board

Date:  April 7, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


   Signature                                        Title                                Date
   ---------                                        -----                                ----

/s/     G.F. BAKER                          Chairman of the Board                  April 7, 1998
----------------------------------          (Principal executive officer)
        George F. Baker


/s/     JOHN H. WILSON                      President                              April 7, 1998
----------------------------------
        John H. Wilson

/s/     GARLAN BRAITHWAITE                  Senior Vice President and              April 7, 1998
----------------------------------          Chief Financial Officer
        Garlan Braithwaite


/s/     BRUCE C. CONWAY                     Director                               April 7, 1998
----------------------------------
        Bruce C. Conway


/s/     ARTHUR H. HUTTON                    Director                               April 7, 1998
----------------------------------
        Arthur H. Hutton


/s/     JOHN J. MCATEE                      Director                               April 7, 1998
----------------------------------
        John J. McAtee, Jr.


/s/     J.S. PARKER                         Director                               April 7, 1998
----------------------------------
        Jack S. Parker


/s/     LEWIS S. WHITE                      Director                               April 7, 1998
----------------------------------
        Lewis S. White

                                                                     SCHEDULE II

                     WHITEHALL CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS




                                                                  Additions
                                                                  ---------
                                         Balance at         Charges         Charged to                       Balance at
                                         Beginning       to Costs and     Other Accounts    Deductions         End of
             Description                 of Period         Expenses        (Describe)       (Describe)         Period
             -----------                ------------     ------------     ------------     ------------     ------------
YEAR ENDED
DECEMBER 31, 1997:
Reserves and allowances deducted
    from asset accounts-
   Allowance for uncollectible
       accounts                         $    518,000     $  5,076,000     $         --     $  1,747,000(1)  $  3,847,000
   Allowance for obsolete inventory               --        1,220,000               --               --(4)     1,220,000
                                        ------------     ------------     ------------     ------------     ------------

         Totals                         $    518,000     $  6,296,000     $         --     $  1,747,000     $  5,067,000
                                        ============     ============     ============     ============     ============

Accrued environmental cost              $    379,000     $  3,400,000     $    400,000(3)  $    225,000(2)  $  3,954,000
                                        ============     ============     ============     ============     ============

YEAR ENDED
DECEMBER 31, 1996:
Reserves and allowances deducted
    from asset accounts-
   Allowance for uncollectible
       accounts                         $    732,000     $         --     $         --     $    214,000(1)  $    518,000
   Allowance for obsolete inventory          300,000               --               --          300,000(4)            --
                                        ------------     ------------     ------------     ------------     ------------

         Totals                         $  1,032,000     $         --     $         --     $    514,000          518,000
                                        ============     ============     ============     ============     ============

Accrued environmental cost              $    625,000     $         --     $         --     $    246,000(2)  $    379,000
                                        ============     ============     ============     ============     ============

YEAR ENDED
DECEMBER 31, 1995:
Reserves and allowances deducted
   from asset accounts-
   Allowance for uncollectible
       accounts                         $    858,000     $    748,000     $         --     $    874,000(1)  $    732,000
   Allowance for obsolete inventory               --          300,000               --               --          300,000
                                        ------------     ------------     ------------     ------------     ------------

         Totals                         $    858,000     $  1,048,000     $         --     $    874,000     $  1,032,000
                                        ============     ============     ============     ============     ============

Accrued environmental cost              $    736,000     $    416,000     $         --     $    527,000(2)  $    625,000
                                        ============     ============     ============     ============     ============


(1) Uncollectible accounts written off, net of recoveries.
(2) Environmental clean up costs incurred.
(3) Purchase accounting.
(4) Reserve adjustment.

                                 EXHIBIT INDEX

Exhibit      Incorporated by Reference to        Description
-------      ----------------------------        -----------
  (3)        Form 10-K December 31, 1987         a. Restated Certificate of
             Form 10-K December 31, 1996         b. Amendment to  Restated
                                                    Certificate of Incorporation
                                                    Incorporation
             Form 10-K December 31, 1992         c. Restated bylaws

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

             Filed herein                       b.  Whitehall Corporation
                                                    Management Security
                                                    Agreements

             Form 10-K December 31, 1992        c.  Whitehall Corporation
                                                    Incentive Stock Option Plans

                                                d.  Whitehall Corporation
                                                    Non-Employee Directors Stock
                                                    Option Plan, as amended by
                                                    Amendment No. 1 thereto

                                                e.  Lease between Aero
                                                    Corporation and City of Lake
                                                    City, Florida dated December
                                                    30, 1992

             Form 10-K December 31, 1996        f.  Line of Credit Agreement
                                                    between Comerica Bank
                                                    and Whitehall Corporation
                                                    dated January 24, 1996

             Filed herein                       g.  Asset Contribution
                                                    Agreement, dated November 7,
                                                    1996, by and between
                                                    Hydroscience, Inc. and
                                                    Hydroscience Technologies,
                                                    Inc.

                                                h.  Asset Purchase Agreement,
                                                    dated July 8, 1997, by and
                                                    among Aero Corp Macon, Inc.,
                                                    as buyer, Zantop
                                                    International Airlines,
                                                    Inc., as seller, and the
                                                    Zantop shareholders, party
                                                    to the agreement

                                                i.  Lease Agreement, dated May
                                                    1, 1993 by and between the
                                                    Macon-Bibb County Industrial
                                                    Authority and Zantop
                                                    International Airlines, Inc.

                                                j.  Stock Purchase Agreement,
                                                    dated February 13, 1997, by
                                                    and among Crystek
                                                    Acquisition Corporation, as
                                                    buyer, and Whitehall
                                                    Corporation, as seller

                                                k.  First Amendment to Stock
                                                    Purchase Agreement, dated
                                                    March 31, 1997, by and among
                                                    Crystek Acquisition
                                                    Corporation, Whitehall
                                                    Corporation and Crystek Real
                                                    Estate Corporation



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