Form 10-K/A
period 1997-12-31
WHITEHALL CORP
filed 1998-04-22
CIK 106827

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                     -----------------------------------

                                  FORM 10-K/A
                               (Amendment No. 1)

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1997

                                       OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the Transition Period from _______________ to ________________

                         Commission File Number 1-5483

                             WHITEHALL CORPORATION
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                                         41-0838460
  (State or other jurisdiction of incorporation or                                  (I.R.S. Employer
                    organization)                                                Identification Number)

                POST OFFICE BOX 29709                                                     75229
                   2659 NOVA DRIVE                                                     (Zip Code)
                    DALLAS, TEXAS
      (Address of principal executive offices)

       Registrant's telephone number, including area code:  972-247-8747

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-K OR ANY AMENDMENT TO THE FORM 10-K. ___

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 24, 1998, WAS $83,181,305.

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

                                            WHITEHALL CORPORATION



                                            BY   /s/ G.F. BAKER
                                              ---------------------------------
                                            George F. Baker
                                            Chairman of the Board

Date:  April 22, 1998

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following lists the directors of Whitehall Corporation (the "Company"), their ages, a description of their business experience and positions held with the Company as of April 20, 1998. Directors of the Company are elected annually at each Annual Meeting of the Company's stockholders.

          Name and Address                Age              Principal Occupation and Other Directorships
          ----------------                ---              --------------------------------------------
George F. Baker . . . . . . . . . .        57      Mr. Baker has been a director of the Company since March
   767 Fifth Avenue                                   1991, and he has served as Chairman of the Board of
   New York, NY 10153                                 Directors and Chief Executive Office since April 1991
                                                      and served as president from October 1991 until April
                                                      1995.  Mr. Baker has been a managing general partner of
                                                      Cambridge Capital Fund, L.P., an investment partnership,
                                                      since 1988 and, since 1967, a managing general partner
                                                      of Baker Nye, L.P., an investment partnership.  Mr.
                                                      Baker serves as Governor of New York and Presbyterian
                                                      Hospital, Trustee of the Wildlife Conservation Society,
                                                      Trustee of Quebec-Labrador Foundation, Life Trustee of
                                                      St. Paul's School, Member of the Visiting Committee of
                                                      the JFK School of Government of Harvard University, and
                                                      member of the Committee on University Resources of
                                                      Harvard University.

Bruce C. Conway . . . . . . . . . .        46      Mr. Conway has been a director of the Company since October
   4508 San Carlos                                    1990 and he has served as Secretary since April 1991.
   Dallas, TX 75205                                   Mr. Conway has been President of Conway Holdings, Inc.,
                                                      an oil and gas investment company, since its formation
                                                      in 1991, and a director of Matrix Gas Corp., a natural
                                                      gas company, since January 1993.  Mr. Conway has been
                                                      Vice President and a director of Sibtex China Ltd., a
                                                      joint venture partner in a Chinese pump manufacturer,
                                                      from December 1994 until July 1997 and a general partner
                                                      of Alex Properties, since 1994.

Arthur H. Hutton  . . . . . . . . .        66      Mr. Hutton has been a director of the Company since May
   P.O. Box 2851993                                   1993 and a consultant to Aero Corporation, a wholly-
   Hanover, NH 03755                                  owned subsidiary of the Company, since October 1991.
                                                      Mr. Hutton has been Vice Chairman and a director of
                                                      World Auxiliary Power Company, an aircraft modification
                                                      company, since January 1988 and was Advisor to the
                                                      Chairman of Pan American Commercial Services, a
                                                      subsidiary of Pan American World Airways, from 1987 to
                                                      1988.  Mr. Hutton has served as President and Chief
                                                      Executive Officer of World Airways, Inc., Senior Vice
                                                      President of Pan American World Airways, and General
                                                      Manager of British West Indian Airways, each of which is
                                                      a commercial airline.  Mr. Hutton is also an attorney
                                                      and member of the New York and California state bar
                                                      associations and, in July 1991, he retired as a Major
                                                      General in the United States Air Force Reserve.

John J. McAtee, Jr. . . . . . . . .        65      Mr.  McAtee has been a director of the Company since March
   Two Greenwich Plaza                                1991.  Mr. McAtee is Chairman of McAtee & Co., L.L.C., a
   Greenwich, CT 06830                                financial advisory firm , a director of U.S. Industries,
                                                      Inc., a diversified industrial corporation, and Chairman
                                                      of the Board of Laser Photonics, Inc., an excimer laser
                                                      company developing products principally for medical
                                                      applications.  From July 1990 to June 1996 Mr. McAtee
                                                      served as Vice Chairman of Smith Barney Inc. (now
                                                      Salomon Smith Barney).  Prior to July 1990, Mr. McAtee
                                                      was a senior partner at the law firm of Davis Polk &
                                                      Wardwell.

Jack S. Parker  . . . . . . . . . .        79      Mr. Parker has been a director of the Company since October
   34 Easy Street                                     1991.  Mr. Parker has been a member of the Advisory
   Carefree, AZ 85337                                 Committee of Cambridge Capital Fund, L.P., an investment
                                                      partnership, since July 1988.  Mr. Parker was the Vice
                                                      Chairman and Executive Officer of General Electric
                                                      Company from 1968 through 1980 and has served as a
                                                      director of General Electric Company, Santa Fe Pacific
                                                      Co., TRW, Inc., Pan Am and Pan American World Airways,
                                                      BHP-Utah Minerals International and J.G. Bowell Company.

Lewis S. White  . . . . . . . . . .        58      Mr. White has been a director of the Company since May
   5 Orchard Hill Lane                                1991.  Since 1988 Mr. White has been President of L.S.
   Greenwich, CT 06831                                White & Co., a firm engaged in business planning and
                                                      corporate finance.  Prior to 1988, he held senior
                                                      management positions with Paramount Communications Inc.
                                                      and Union Carbide Corporation.  Mr. White is also a
                                                      director of Kitty Hawk, Inc., a company involved in air
                                                      cargo and air charter operations.

John H. Wilson  . . . . . . . . . .        55      Mr. Wilson has been a director of the Company since July
   1500 Three Lincoln Centre                          1983.  Mr. Wilson has served as President of the Company
   5430 LBJ Freeway                                   since May 1995.  Mr. Wilson also served as interim
   Dallas, TX 75240                                   President of the Company from April 1991 until his
                                                      resignation in October 1991.  Mr. Wilson is a director
                                                      of Capital Southwest Corporation, Encore Wire
                                                      Corporation, Norwood Promotional Products, Inc. and Palm
                                                      Harbor Homes, Inc. and has been the President of U.S.
                                                      Equity Corporation, a venture capital firm, since 1983.

         There are no family relations, of first cousin or closer, among the above named individuals, by blood, marriage or adoption.

         During the past five years, none of the above persons have had any involvement in such legal proceedings as would be material to an evaluation of his ability or integrity.

         Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own beneficially greater than ten percent of the Common Stock of the Company ("ten-percent beneficial owners") to file with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock on Forms 3, 4, and 5. Reporting parties are required by SEC regulations to furnish the Company with copies of all
Section 16(a) reports.

         To the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors, and ten-percent beneficial owners were complied with in 1997.


ITEM 11.     EXECUTIVE COMPENSATION

         (a) SUMMARY COMPENSATION TABLE. The following table sets forth, for the Company's last three fiscal years, the annual and long-term compensation of those persons who were, at December 31, 1997, (i) the Chief Executive Officer of the Company and (ii) all other executive officers whose salary and bonus for the last fiscal year exceeded $100,000 (the "Named Officers"):

                                                                                                  Long Term
                                                                                                 Compensation
                                                                   Annual Compensation              Awards
                                                             ----------------------------------   ----------
                                                                                                  Securities
                                                                                   Other Annual   Underlying
                                                             Salary       Bonus    Compensation    Options
          Name and Principal Position              Year        ($)         ($)         ($)            (#)
------------------------------------------------   ----      ------       -----    ------------    --------
George F. Baker (1) . . . . . . . . . . . . . .    1997        -0-         -0-         -0-            -0-
Chairman and CEO                                   1996        -0-         -0-         -0-          40,000
                                                   1995        -0-         -0-         -0-            -0-

John H. Wilson (2)  . . . . . . . . . . . . . .    1997      226,833       -0-        1,740           -0-
President                                          1996      180,000       -0-         808          40,000
                                                   1995      120,000       -0-         560            -0-

---------------
(1) Mr. Baker was appointed as President of the Company on October 16, 1991 and served until April 30, 1995. Mr. Baker did not receive a salary for service as President.

(2)      Mr. Wilson has been serving as President since May 1, 1995.

         (b) OPTION/SAR GRANTS TABLE. No grants of options to purchase shares of the Company's Common Stock were made to any director of the Company or Named Officer during the fiscal year ended December 31, 1997.

         (c) AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES. The following table sets forth, for the fiscal year ended December 31, 1997, information concerning the exercise of options by the Named Officers and the value of unexercised options of the Named Officers:

                                                                       Number of Shares of
                                                                          Common Stock
                                                                           Underlying       Value of Unexercised
                                                                       Unexercised Options  In-the-Money Options
                                 Shares of Common                      at Fiscal Year End    at Fiscal Year End
                                 Stock Acquired on                      (#) Exercisable/      ($)* Exercisable/
             Name                   Exercise #       Value Realized $     Unexercisable         Unexercisable
-----------------------------       ----------       ----------------     -------------         -------------
George F. Baker . . . . . . .           -0-                 -0-             108,000               1,156,250
                                                                             32,000                  -0-

John H. Wilson  . . . . . . .           -0-                 -0-              84,000                873,125
                                                                             56,000                297,500

---------------
* Based upon the closing price reported on the New York Stock Exchange on December 31, 1997, of $18.00 per share of Common Stock.


         (d) COMPENSATION OF DIRECTORS. Directors who are not officers of the Company or any of its subsidiaries ("Non-Employee Directors") each receive a quarterly fee of $2,000 for service on the Board of Directors and an additional $400 for each meeting of the Board of Directors attended plus travel and other business expenses.

         Non-Employee Directors are eligible to participate in the Whitehall Corporation Non-Employee Directors' Stock Option Plan (the "Plan"). Pursuant to the Plan, each Non-Employee Director has received a non-discretionary grant of options to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock as of the date the options were granted. All such options become exercisable in five equal annual installments commencing one year after the grant date and expire ten years after the grant date. No stock options were granted during 1997. In addition, the Plan provides that the Stock Option Committee may, in its sole discretion, from time to time grant additional options to Non-Employee Directors in recognition of the performance of the Company and its subsidiaries, the performance of the Non-Employee Director, or such other factors as the Committee may determine.
No such discretionary options were granted in fiscal 1997.

         (e) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The members of the Compensation Committee who are also officers of the Company are Mr. George F. Baker, Chief Executive Officer, John H. Wilson, President and Bruce C. Conway, Secretary.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth information as to the beneficial ownership of the Company's Common Stock as of March 24, 1998 by (i) each director of the Company, (ii) each Named Officer and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the beneficial ownership for each person consists of sole voting and sole investment power. Shares issuable upon exercise of all outstanding stock options are deemed to be outstanding for the purposes of computing the ownership percentages.

                                                          Number of Shares          Percentage of Outstanding
             Name of Beneficial Owner                      of Common Stock            Shares of Common Stock
-------------------------------------------------          ---------------            ----------------------
George F. Baker . . . . . . . . . . . . . . . . .           2,009,400 (1)                     34.2%
Bruce C. Conway . . . . . . . . . . . . . . . . .            20,000 (2)                         *
Arthur H. Hutton  . . . . . . . . . . . . . . . .            10,000 (3)                         *
John J. McAtee, Jr. . . . . . . . . . . . . . . .            11,000 (3)                         *
Jack S. Parker  . . . . . . . . . . . . . . . . .            14,000 (3)                         *
Lewis S. White  . . . . . . . . . . . . . . . . .             3,000 (4)                         *
John H. Wilson  . . . . . . . . . . . . . . . . .            105,000 (5)                       1.8%
All current directors and executive
   officers as a group (9 persons)  . . . . . . .           2,172,400 (6)                     37.0%

---------------
*        Represents less than 1% of the outstanding shares of Common Stock.

(1) Mr. Baker owns no Common Stock directly. However, as a managing general partner of Cambridge Capital Fund, L.P., and as a managing general partner of Baker Nye, L.P., he may be deemed to own beneficially (and the number of shares in the table includes) the 1,314,400 shares of Common Stock owned by Cambridge Capital Fund, L.P. and the 579,000 shares of Common Stock owned by Baker Nye, L.P. Mr. Baker is also deemed to own beneficially (and the number of shares in the table includes) 116,000 shares of Common Stock attributable to options exercisable within 60 days.

(2) Includes 20,000 shares of Common Stock attributable to options exercisable within 60 days.

(3) Includes 10,000 shares of Common Stock attributable to options exercisable within 60 days.

(4) Includes 3,000 shares of Common Stock attributable to options exercisable within 60 days.

(5) Includes 104,000 shares of Common Stock attributable to options exercisable within 60 days.

(6) Includes 347,200 shares of Common Stock attributable to options exercisable within 60 days. Also includes 1,893,400 shares of Common Stock as to which the powers to vote and dispose are shared with related parties or family members.

         (b) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth information as to the beneficial ownership of the Company's Common Stock as of March 24, 1998, unless otherwise indicated, by each person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock. Unless otherwise indicated, the beneficial ownership for each person consists of sole voting and sole investment power. Shares issuable upon exercise of all outstanding stock options are deemed to be outstanding for the purposes of computing the ownership percentages.

                Name and Address                       Number of Shares           Percentage of Outstanding
              of Beneficial Owner                       of Common Stock             Shares of Common Stock
-----------------------------------------------         ---------------             ----------------------
Cambridge Capital Fund, L.P.  . . . . . . . . .          1,314,400                          22.4%
   767 Fifth Avenue
   New York, NY 10153

Baker Nye, L.P. . . . . . . . . . . . . . . . .           579,000(2)                        10.0%
   767 Fifth Avenue
   New York, NY 10153

Lee D. Webster  . . . . . . . . . . . . . . . .           530,004(3)                         9.0%
   4931 Thunder Road
   Dallas, TX 75244
Dimensional Fund Advisors Inc.  . . . . . . . .           341,600(4)                         5.8%
   1299 Ocean Avenue
   Santa Monica, CA 90401
Kennedy Capital Management, Inc.  . . . . . . .           328,150(5)                         5.6%
   10829 Olive Blvd.
   St. Louis, MO 63141

---------------

(1) George F. Baker, the Company's Chairman of the Board and Chief Executive Officer, is a managing general partner of Cambridge Capital Fund, L.P. ("Cambridge") and may be deemed to beneficially own the 1,314,400 shares of the Company's Common Stock indicated in the table as owned by Cambridge.

(2) George F. Baker, the Company's Chairman of the Board and Chief Executive Officer, is a managing general partner of Baker Nye, L.P. and may be deemed to beneficially own the 579,000 shares of the Company's Common Stock indicated in the table as owned by Baker Nye, L.P.

(3) The number of shares in the table is based solely upon information provided by Mr. Webster to the Company in February 1997. Includes 136,876 shares reported by Mr. Webster to be owned by trusts for the benefit of his children, for which he serves as sole trustee and with respect to which he disclaims beneficial ownership.

(4) The number in the table is based solely on a Schedule 13G filed by Dimensional Fund Advisors, Inc., a registered investment advisor ("Dimensional"), regarding Dimensional's beneficial ownership of the Company's Common Stock at December 31, 1997.

(3) The number of shares in the table is based solely upon a Schedule 13G, dated February 10, 1998, filed by Kennedy Capital Management, Inc..


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a) INDEBTEDNESS OF MANAGEMENT. During December 1997, pursuant to demand promissory notes executed between 1986 and 1990, two former Vice Presidents of the Company were indebted to the Company in the amounts of approximately $213,000 and $150,000, respectively. As of December 31, 1997, such notes were no longer outstanding.