Form 10-Q
period 1998-03-31
WHITEHALL CORP
filed 1998-05-14
CIK 106827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
             Washington, D. C. 20549
                  _______________

                     FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

	OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

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

Class                         Outstanding at May 14, 1998
Common Stock, $0.10 par value       5,530,000 Shares


INDEX

QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended March 31, 1998

WHITEHALL CORPORATION AND SUBSIDIARIES

                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
March 31, 1998 and December 31, 1997                         3

Condensed Consolidated Statements of Operations
Three months ended March 31, 1998 and 1997                   4

Consolidated Statements of Cash Flows
Three months ended March 31, 1998 and 1997                   5

Notes to Condensed Consolidated Financial Statements
March 31, 1998                                               6

Item 2.	Management's Discussion and Analysis of
            Financial Condition and Results of Operations    8


PART II.  OTHER INFORMATION


Item 1.	Legal Proceedings                                11

Item 6. Exhibits and Reports on Form 8-K                     11


SIGNATURES                                                   12






PART I - FINANCIAL INFORMATION


WHITEHALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)


                                                                               March 31,        December 31,
 ASSETS                                                                          1998               1997

 CURRENT ASSETS
   Cash and cash equivalents                                              $    1,140,000     $    1,251,000
   Accounts receivable, net                                                   17,057,000         16,234,000
   Income taxes receivable                                                     2,590,000          2,590,000
   Inventories                                                                 6,342,000          6,029,000
   Prepaid expenses and other                                                    576,000            636,000
   Current deferred income tax                                                 1,053,000          1,053,000
   Notes receivable                                                              549,000            516,000

        TOTAL CURRENT ASSETS                                                  29,307,000         28,309,000

 INVESTMENTS                                                                     560,000                -

 PROPERTY, PLANT AND EQUIPMENT                                                30,105,000         29,767,000
 Less allowances for depreciation and amortization                           (12,669,000)       (12,200,000)

                                                                              17,436,000         17,567,000

 NOTES RECEIVABLE                                                              2,723,000          2,723,000

                                                                          $   50,026,000     $   48,599,000

 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
   Accounts payable and accrued liabilities                               $    6,233,000     $    6,618,000
   Notes payable to bank                                                      11,600,000          9,713,000
   Current portion of Long term debt                                             283,000            283,000
   Current portion of obligations under capital lease                             84,000             84,000
   Accrued environmental costs                                                 3,954,000          3,954,000

        TOTAL CURRENT LIABILITIES                                             22,154,000         20,652,000

 NON-CURRENT LIABILITIES                                                       4,645,000          4,645,000

 LONG TERM DEBT                                                                  192,000            263,000

 SHAREHOLDERS' EQUITY
   Common stock, $.10 par value:
     Authorized shares - 20,000,000
     Issued shares (1998 - 7,691,312; 1997 - 7,691,312)                          770,000            770,000
   Additional paid-in capital                                                  1,914,000          1,914,000
   Retained earnings                                                          36,496,000         36,500,000

                                                                              39,180,000         39,184,000
   Less treasury shares at cost
     (1998 and 1997 - 2,161,312)                                             (16,145,000)       (16,145,000)

                                                                              23,035,000         23,039,000

                                                                          $   50,026,000     $   48,599,000

 See notes to condensed consolidated financial statements



 WHITEHALL CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)


                                                                            For the Three Months Ended
                                                                               March 31,          March 31,
                                                                                 1998               1997
 Net Sales
   Services                                                               $   19,766,000     $   12,879,000
   Products                                                                          -              672,000
                                                                              19,766,000         13,551,000

 Cost of Sales
   Services                                                                   19,088,000         10,580,000
   Products                                                                          -              411,000
                                                                              19,088,000         10,991,000

       GROSS PROFIT                                                              678,000          2,560,000

 Operating expenses:
     Selling, general and administrative                                         934,000          1,499,000

 Total operating expenses                                                        934,000          1,499,000

 INCOME/(LOSS) FROM OPERATIONS                                                  (256,000)         1,061,000

 Other income, net                                                               249,000            830,000

 INCOME/(LOSS) BEFORE INCOME TAXES                                                (7,000)         1,891,000

 Income tax                                                                       (3,000)           756,000

 NET INCOME/(LOSS)                                                        $       (4,000)    $    1,135,000

 NET INCOME/(LOSS) PER SHARE - BASIC                                      $        (0.00)    $         0.21

 NET INCOME/(LOSS) PER SHARE - DILUTED                                    $        (0.00)    $         0.20

 WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                   5,530,000          5,682,502

 WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                 5,530,000          5,735,307






 See notes to condensed consolidated financial statements


 WHITEHALL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                            For the Three Months Ended
                                                                               March 31,          March 31,
                                                                                 1998               1997
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income(Loss)                                                       $       (4,000)    $    1,135,000
   Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization                                            469,000            292,000
        Gain on sale of Electronics segment                                          -             (710,000)
        Equity in earnings of equity investment                                 (560,000)          (134,000)
   Changes in assets and liabilities  net of sale of Electronics:
       segment
        Accounts receivable, net                                                (823,000)        (4,636,000)
        Income taxes receivable                                                      -              458,000
        Inventories                                                             (313,000)          (604,000)
        Prepaid expenses and other                                                60,000            139,000
        Accounts payable and other accrued liabilities                          (385,000)         1,242,000
        Accrued environmental costs                                                  -              (75,000)
        Other assets and  liabilities                                            (33,000)           277,000

   Net cash used in operating activities                                      (1,589,000)        (2,616,000)

 CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                         (338,000)        (1,082,000)
   Notes receivable                                                                  -             (846,000)
   Proceeds from sale of Electronics segment                                         -            2,566,000

   Net cash used in investing activities                                        (338,000)           638,000

 CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in bank line of credit loan, net of repayments                     1,887,000          2,450,000
   Payments on long-term debt                                                    (71,000)           (70,000)
   Net proceeds from the exercise of stock options                                   -               18,000

   Net cash provided by financing activities                                   1,816,000          2,398,000

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (111,000)           420,000

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              1,251,000          2,656,000

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    1,140,000     $    3,076,000





 See notes to condensed consolidated financial statements



PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 1998

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Whitehall Corporation and those of all of its majority-owned subsidiaries ("Whitehall" or the
"Company") and have been prepared in accordance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Operating results for the three month period ending
March 31, 1998, are not necessarily indicative of the results that may be expected for the entire year.

During February of 1997, the Financial Accounting
Standards Board issued SFAS No. 128, Earnings per
Share, which became effective for all financial statements issued for periods ending after December
15, 1997, including interim periods. SFAS No. 128 provides for the presentation of basic and diluted earnings per share on the face of the financial statements and supersedes Accounting Principles
Board (APB) Opinion No. 15, Earnings per Share.
SFAS No. 128 requires the restatement of earnings per share for prior periods presented after its effective date. Earnings per share for the three month periods ended March 31, 1998 and 1997 have been computed under SFAS No. 128.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.	Joint Venture

During 1994, the Company obtained a 40% ownership in AvAero Noise Reduction Joint Venture ("AvAero"), a joint venture involved in the development of aircraft-related technology for an initial investment of $1,000. The Company accounts for its investment in AvAero under the equity method. In
1994, the Company obtained a promissory note for an advance of $2,000,000 to the joint venture. The principal balance of the promissory note accrues interest at a maximum rate of 5%, and the principal balance together with accrued interest are due
January 5, 1999. The note is secured by certain assets of AvAero. During 1997, 1996 and 1995 the
Company advanced an additional $476,000, $75,000 and $1,020,000 to AvAero, net of repayments. The
Company has made no further advances since 1997.
These advances are included in accounts receivable.


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

PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 1998

3.	Commitments and Contingencies - Continued

George F. Baker and John J. McAtee; intentional infliction of emotional distress; and breach of oral contracts. The third amended petition sought compensatory and punitive damages in excess of $35 million. On January 12, 1995, the Court entered an abatement on one of the breach of oral contract claims against the Company and entered a summary judgment in the defendants' favor on all remaining claims alleged by Mr. Webster. On February 26,
1996, the Court granted a summary judgment in favor of the defendants on Mr. Webster's remaining claim and entered a take nothing final judgment which dismissed all of Mr. Webster's claims with prejudice to refiling. On March 26, 1996, Mr.
Webster appealed the final judgment to the Dallas, Texas Court of Appeals. On April 10, 1998 the
Texas Court of Appeals affirmed the trial court's summary judgement ruling in favor of the defendants on each of Mr. Webster's claims.

A subsidiary of the Company, Aero Corporation
("Aero"), is taking remedial action pursuant to Environmental Protection Agency ("EPA") regulations at the Lake City, Florida facility. In addition, the Company was required to perform an environmental site assessment at the facility of a subsidiary in connection with the sale of the facility during the first quarter of 1997. The
Company does not anticipate any material direct effects upon the capital expenditures, earnings and competitive position of the Company from compliance with present Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment in excess of the Company's reserves.
The Company does expect, however, that compliance with such regulations will require, from time to time, both increased operating costs and capital expenditures which may be substantial. As of March
31, 1998 and December 31, 1997, the Company had reserved ,in the aggregate, approximately $3.95 million for anticipated environmental remediation costs. Included among the remaining costs to be incurred are anticipated expenditures for testing and monitoring to be performed over a 20 to 30 year period. Actual costs to be incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.*

The Company is also involved in certain legal proceedings in the normal course of its business.
After consultation with counsel, management is of the opinion that the outcome of the above-mentioned proceedings will not have a material effect on the financial position or results of operations of the Company beyond the amounts currently reserved.*

4. Acquisitions and Mergers

In March of 1998, the Company entered into a definitive merger agreement (the "Merger
Agreement") with Aviation Sales Company ("AVS") pursuant to which a wholly-owned subsidiary of AVS will merge (the "Merger") with and into the Company. As a result of the Merger, the Company will become a wholly owned subsidiary of AVS. The
Merger is expected to be accounted for as a pooling of interests. Under the terms of the Merger
Agreement, each share of the Company's common stock outstanding at the effective time of the Merger will be converted into the right to receive .5143 shares of common stock of AVS. Consummation of the Merger, which is expected to occur at the end of the second quarter of 1998, is subject to customary closing conditions, including, without limitation, approval of the Company's and AVS's stockholders.
No assurance can be given that the Merger will ultimately be consummated or that it will be consummated on the terms set forth in the Merger
Agreement.

In July 1997, Whitehall purchased from Zantop
International Airlines, Inc. ("Zantop") certain assets (the "Acquired Assets") used in connection with the operation of Zantop's third party aircraft maintenance business located in Macon, Georgia.
Among the Acquired Assets were all of Zantop's leasehold interest in the properties located at its Macon facility (the "Leased Facilities"). The purchase price for the Acquired Assets was $1.5 million in cash plus assumption of certain liabilities, including approximately $4.3 million in future lease obligations relating to the Leased
Facilities.

* See "Safe Harbor" statement located on page 10.


PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
AND RESULTS OF OPERATIONS
March 31, 1998

General

The Company is an independent provider of maintenance and modification services for commercial, military and freighter aircraft. The Company focuses primarily on two categories of commercial customers: established traditional commercial carriers that view outsourcing as a way to reduce operating expenses and increase their competitiveness, and new entrant, low-cost air carriers that rely on outsourcing for scheduled heavy maintenance.
The Company operates two United States Federal Aviation
Administration ("FAA") and Joint Aviation Authority of the
European Economic Community certified repair stations that specialize in heavy maintenance and modification of Boeing
707, 727, 737, McDonnell Douglas DC-8, DC-9, DC-10 and
Lockheed L-100, L-188 and C-130 aircraft. The Company offers its customers a comprehensive range of aviation services, including scheduled "A," "B," "C" and "D" level inspections, block overhauls and repairs, corrosion prevention and control programs and exterior stripping and painting. Modification services provided by the Company include interior reconfiguration, cargo conversions and avionics installations. Through its 40% interest in AvAero, the Company also designs, and markets hushkits designed to reduce the noise created by Boeing 737-100 and 737-200 series aircraft to levels which comply with FAA-mandated Stage 3 noise reduction standards. The Company was incorporated under the laws of Delaware in 1963 as a successor to a Minnesota corporation organized in 1960.

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

Results of Operations

The following tables set forth, for the periods and dates indicated, certain financial data including, as applicable, the percentage of net sales:




 STATEMENT OF INCOME SUMMARY

                                              For the Quarter Ended
                                   March 31, 1998              March 31, 1997               Change from Prior Period
                                                                  (Dollars in Thousands)

 Net Sales                              19,766        100.0%        13,551        100.0%         6,215         45.9%
 Cost of Sales                          19,088         96.6%        10,991         81.1%         8,097         73.7%

 Gross Profit on Sales                     678          3.4%         2,560         18.9%        (1,882)       (73.5%)

 Selling, General and Administrative       934          4.7%         1,499         11.1%          (565)       (37.7%)
 Income(Loss) from Operations             (256)        (1.3%)        1,061          7.8%        (1,317)      (124.1%)
 Other Income, Net                         249          1.3%           830          6.1%          (581)       (70.0%)
 Net Income(Loss)                           (4)          -           1,135          8.4%        (1,139)      (100.4%)


Sales. Whitehall Corporation's consolidated sales for the three months ended March 31, 1998 of $19.8 million, represented a 45.9% increase from the sales reported in the comparable periods of 1997. Sales for the first quarter of 1997 include $1.0 million related to the Electronics segment which was sold in the first quarter of 1997. Sales in the Aircraft Maintenance segment during the three months ended March 31, 1998 of $19.8 million were higher than aircraft maintenance sales during the comparable periods in 1997. The increase was primarily due to(i) the current quarter's use of hangar space that was unused in the corresponding quarter of 1997 in anticipation of the U.S. Air Force C-130 maintenance contract awarded during April of 1997 (subsequently canceled at the convenience of the government in June of
1997) and (ii) sales from the Macon, Georgia facility which was acquired in July of 1997.



PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
AND RESULTS OF OPERATIONS
March 31, 1998


Gross Profit(Loss) on Sales. Gross profit on sales
(derived by deducting cost of sales from sales) during the current three month period of $678,000, was lower than the $2.56 million earned during the comparable period in the previous year. The decline was primarily attributable to the capitalizing of certain cost of sales overhead costs relating to the C-130 contract awarded during 1997.These capitalized costs were subsequently expensed in the third and fourth quarter of 1997 upon cancellation of the C-130 contract at the convenience of the government in June of 1997.

Selling, General and Administrative. The decrease in selling, general and administrative expenses during the current three month period of 37.7% over the comparable period in the previous year was primarily due to decreased legal expenses relating to the Company's previous acquisition activities and disposal of the Company's
Electronic Segment during the first quarter of 1997.

Other Income(Net). The current three month other income(net) of $249,000 as compared to the Company's other income of $830,000 during the comparable period in 1997 is primarily attributable to increased interest expense during the first quarter of 1998 as compared to the first quarter of 1997.

Net Income(Loss). The Company's net loss during the current three month period of $4,000 is primarily attributable to the decreased gross profit as described above.

Financial Condition

During the three months ended March 31, 1998, cash used in operations totaled $1.59 million as compared to cash used in operations of $2.62 million in the same period of 1997.
 The cash used in operations was primarily a result of increases in trade accounts receivable and decreases in accounts payable and other accrued liabilities. The
Company's capital expenditures totaled $338,000 during the first three months of 1998 compared to $1.08 million during the same period of 1997. The capital expenditures are a part of the continuing program to maintain the Company's aircraft maintenance facilities.

The Company believes that despite the loss from operations its current cash balances and line of credit facility are sufficient to meet its short and long-term capital and liquidity requirements *. In order to provide additional funds for continued pursuit of the Company's business strategies and for operations over the longer term, the Company may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which may depend upon market and other conditions. There can be no assurance that such possible additional financing will be available on terms acceptable to the Company.





* See "Safe Harbor" statement located on page 10.

PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
AND RESULTS OF OPERATIONS
March 31, 1998

"Safe Harbor" Statement under the Private Securities
Litigation Reform Act of 1995

With the exception of historical factual information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q (including statements regarding trends in the industry and the business and growth and financing strategies of the Company, as well as those statements specifically designated with an asterisk ("*")), constitute forward-looking statements are based upon current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and words involve known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. Such assumptions, risks, uncertainties and factors include those associated with general economic and business conditions; aircraft and aerospace industry trends, cyclicality and/or seasonality; availability of financing; changes and volatility in interest rates; warranty, product liability or other litigation arising in the course of the Company's aircraft repair and maintenance services business;
dependence on key personnel; demographic changes;
competition; material and labor costs and availability;
relationships with and dependence on customers; changes in the business strategy or development plans of the Company;
the availability, terms and deployment of capital; changes in or the failure to comply with government regulations;
and the inability or failure to identify or consummate successful acquisitions or to assimilate the operations of any acquired businesses with those of the Company. The
Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.


PART II  - OTHER INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
March 31, 1997

Item 1.	Legal Proceedings

The information contained in Item 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

On May 10, 1991, an action was filed in the District Court of Dallas County, Texas, by Lee D.
Webster, former Chairman, Chief Executive Officer and President of Whitehall, against the Company, each of its directors (other than Mr. Webster) and Cambridge Capital Fund, L.P., alleging, among other things, that ( i) the defendants' actions, both individually and in concert, constituted willful interference with Mr. Webster's employment relationship with the Company and were the direct cause of Mr. Webster's termination as its President and Chairman of the Board, and (ii) the defendants' actions forced Mr. Webster into retirement without providing Mr. Webster with retirement benefits which Mr. Webster was purportedly promised. On
August 17, 1994, the defendants were granted a partial summary judgment. On October 24, 1994, Mr.
Webster filed a third amended petition and alleged the following causes of action: tortious interference with contractual relations against
Cambridge Capital Fund, L.P., and directors George
F. Baker and John J. McAtee; intentional infliction of emotional distress; and breach of oral contracts. The third amended petition sought compensatory and punitive damages in excess of $35 million. On January 12, 1995, the Court entered an abatement on one of the breach of oral contract claims against the Company and entered a summary judgment in the defendants' favor on all remaining claims alleged by Mr. Webster. On February 26,
1996, the Court granted a summary judgment in favor of the defendants on Mr. Webster's remaining claim and entered a take nothing final judgment which dismissed all of Mr. Webster's claims with prejudice to refiling. On March 26, 1996, Mr.
Webster appealed the final judgment to the Dallas, Texas Court of Appeals. On April 10, 1998 the
Texas Court of Appeals affirmed the trial court's summary judgement ruling in favor of the defendants on each of Mr. Webster's claims.


Item 6.	  	Exhibits and Reports on Form 8-K

The following Exhibits are included herein:

(a)
 (11)	Computation of Net Income per Common
Share.

(27)	Article 5 - Financial Data Schedule
for Form 10-Q submitted as exhibit
27 as an EDGAR filing only.

(b)	The Company did not file a Current Report
on Form 8-K during the quarter ended March
31, 1998.


PART II  - OTHER INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
March 31, 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WHITEHALL CORPORATION

                                    Registrant



Date     May 14, 1998         By   /s/ John H. Wilson
                                       John H. Wilson, President




Date     May 14, 1998         By   /s/ Garlan Braithwaite
                                       Garlan Braithwaite, Chief Financial
                                       Officer
                                       (Principal Financial and Accounting
                                       Officer)



Exhibit 11 - Computation of Net Income per Common Share



WHITEHALL CORPORATION AND SUBSIDIARIES
 COMPUTATION OF EARNINGS PER SHARE - UNAUDITED

                                                                            For the Three Months Ended
                                                                               March 31,          March 31,
                                                                                 1998               1997

 BASIC AND FULLY DILUTED
      Net Income(Loss)                                                    $       (4,000)    $    1,135,000

 SHARES:
      Basic
         Average common shares outstanding                                     5,530,000          5,508,100

         Dilutive effect if stock options were
            exercised                                                            271,314            227,207

      Diluted                                                                  5,801,314          5,735,307

 NET INCOME/(LOSS) PER SHARE - BASIC                                      $        (0.00)    $         0.21

 NET INCOME/(LOSS) PER SHARE - DILUTED                                    $        (0.00)    $         0.20
