Form 10-Q
period 1998-06-30
WHITEHALL CORP
filed 1998-07-30
CIK 106827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                         FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION
      13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the quarterly period ended June 30, 1998

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

Class                               Outstanding at July 30, 1998
Common Stock, $0.10 par value             5,530,000 Shares


INDEX

QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended June, 1998

WHITEHALL CORPORATION AND SUBSIDIARIES

                                                        Page
PART I.  FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
June 30, 1998 and December 31, 1997                       3

Condensed Consolidated Statements of
Operations Three and six months ended June 30, 1998
and 1997                                                  4

Consolidated Statements of Cash Flows
Six months ended June 30, 1998 and 1997                   5

Notes to Condensed Consolidated Financial
Statements June 30, 1998                                  6

Item 2.         Management's Discussion and
                Analysis of Financial
                Condition and Results of Operations       9


PART II.  OTHER INFORMATION


Item 1.         Legal Proceedings                        13

Item 6.         Exhibits and Reports on Form 8-K         14


SIGNATURES                                               15




PART I - FINANCIAL INFORMATION


WHITEHALL CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)

                                                                                         June 30,            December 31,
 ASSETS                                                                                     1998                  1997

 CURRENT ASSETS
   Cash and cash equivalents                                                        $     1,933,000       $     1,251,000
   Accounts receivable, net                                                              16,280,000            16,234,000
   Income taxes receivable                                                                2,590,000             2,590,000
   Inventories                                                                            6,549,000             6,029,000
   Prepaid expenses and other                                                               987,000               636,000
   Current deferred income tax                                                            1,053,000             1,053,000
   Notes receivable                                                                       3,147,000               516,000

        TOTAL CURRENT ASSETS                                                             32,539,000            28,309,000

 INVESTMENTS                                                                              1,150,000                   -

 PROPERTY, PLANT AND EQUIPMENT                                                           30,236,000            29,767,000
 Less allowances for depreciation                                                       (13,105,000)          (12,200,000)

                                                                                         17,131,000            17,567,000

 NOTES RECEIVABLE                                                                               -               2,723,000

                                                                                    $    50,820,000       $    48,599,000

 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                         $     6,330,000       $     6,618,000
   Bank line of credit                                                                   11,886,000             9,713,000
   Current portion of Long term debt                                                        280,000               283,000
   Current portion of obligations under capital lease                                        84,000                84,000
   Accrued environmental costs                                                            3,705,000             3,954,000

        TOTAL CURRENT LIABILITIES                                                        22,285,000            20,652,000

 NON-CURRENT LIABILITIES                                                                  4,614,000             4,645,000

 LONG TERM DEBT, net of current portion                                                     121,000               263,000

 SHAREHOLDERS' EQUITY
   Common stock, $.10 par value:
     Authorized shares - 20,000,000
     Issued shares (1998 and 1997 - 7,691,312)                                              770,000               770,000
   Additional paid-in capital                                                             1,914,000             1,914,000
   Retained earnings                                                                     37,261,000            36,500,000

                                                                                         39,945,000            39,184,000
   Less treasury shares at cost
     (1998 and 1997 - 2,161,312)                                                        (16,145,000)          (16,145,000)

                                                                                         23,800,000            23,039,000

                                                                                    $    50,820,000       $    48,599,000

 See notes to condensed consolidated financial statements



 WHITEHALL CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)


                                         For the Three Months Ended                  For the Six Months Ended
                                        June 30,              June 30,              June 30,              June 30,
                                          1998                  1997                  1998                  1997
 Net Sales
   Services                        $    18,086,000       $    19,035,000       $    37,852,000       $    31,914,000
   Products                                    -                     -                     -                 672,000
                                        18,086,000            19,035,000            37,852,000            32,586,000

 Cost of Sales
   Services                             15,852,000            15,511,000            34,940,000            26,091,000
   Products                                    -                     -                     -                 411,000
                                        15,852,000            15,511,000            34,940,000            26,502,000

       GROSS PROFIT                      2,234,000             3,524,000             2,912,000             6,084,000

 Operating expenses:
     Selling, general and
     administrative                      1,270,000             1,365,000             2,204,000             2,864,000

 Total operating expenses                1,270,000             1,365,000             2,204,000             2,864,000

 INCOME FROM OPERATIONS                    964,000             2,159,000               708,000             3,220,000

 Other income, net                         308,000                57,000               557,000               887,000

 INCOME BEFORE INCOME TAXES              1,272,000             2,216,000             1,265,000             4,107,000

 Income tax                                509,000               887,000               506,000             1,643,000

 NET INCOME                        $       763,000       $     1,329,000       $       759,000       $     2,464,000

 NET INCOME PER SHARE - BASIC      $          0.14       $          0.24       $          0.14       $          0.45

 NET INCOME PER SHARE  - DILUTED   $          0.13                  0.23       $          0.13                  0.43

 WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC                   5,530,000             5,509,969             5,530,000             5,509,185

 WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED                 5,794,653             5,757,105             5,797,984             5,746,356

















 See notes to condensed consolidated financial statements

 WHITEHALL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                             For the Six Months Ended
                                                                                           June 30,              June 30,
                                                                                             1998                  1997
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                       $       759,000       $     2,464,000
   Adjustments to reconcile net income to net cash used
      in operating activities:
        Depreciation and amortization                                                       905,000               610,000
        Gain on sale of Electronics segment                                                     -                (727,000)
        Equity in earnings of equity investment                                          (1,150,000)             (204,000)
   Changes in assets and liabilities  net of sale of Electronics:
       segment
        Accounts receivable, net                                                            (46,000)          (12,717,000)
        Income taxes receivable                                                                 -               1,136,000
        Inventories                                                                        (520,000)           (1,310,000)
        Prepaid expenses and other                                                         (351,000)              102,000
        Accounts payable and other accrued liabilities                                     (288,000)            2,673,000
        Accrued environmental costs                                                        (249,000)             (102,000)
        Other assets and  liabilities                                                        61,000               (40,000)

   Net cash used in operating activities                                                   (879,000)           (8,115,000)

 CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                    (469,000)           (2,328,000)
   Proceeds from sale of Electronics segment                                                    -               1,720,000

   Net cash used in investing activities                                                   (469,000)             (608,000)

 CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in bank line of credit loan, net of repayments                                2,175,000             6,817,000
   Payments on long-term debt                                                              (145,000)             (141,000)
   Net proceeds from the exercise of stock options                                              -                 100,000

   Net cash provided by financing activities                                              2,030,000             6,776,000

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  682,000            (1,947,000)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,251,000             2,656,000

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $     1,933,000       $       709,000













 See notes to condensed consolidated financial statements



PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(UNAUDITED)
June 30, 1998

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

Operating results for the three and
six month periods ending June 30,
1998, are not necessarily indicative
of the results that may be expected
for the entire year.

During February of 1997, the
Financial Accounting Standards Board
issued SFAS No. 128, Earnings per
Share, which became effective for all
financial statements issued for
periods ending after December 15,
1997, including interim periods.
SFAS No. 128 provides for the
presentation of basic and diluted
earnings per share on the face of the
financial statements and supersedes
Accounting Principles Board (APB)
Opinion No. 15, Earnings per Share.
SFAS No. 128 requires the
restatement of earnings per share for
prior periods presented after its
effective date. Earnings per share
for the three and six month periods
ended June 30, 1998 and 1997 have
been computed under SFAS No. 128.

For further information, refer to the
consolidated financial statements and
footnotes thereto included in the
Company's Annual Report on Form 10-K
for the year ended December 31, 1997
and in the Company's Proxy Statement
dated June 29, 1998.

2.         Joint Venture

In 1994, the Company obtained a 40%
ownership in AvAero Noise Reduction
Joint Venture ("AvAero"), a joint
venture involved in the development
of aircraft-related technology for an
initial investment of $1,000.  The
Company accounts for its investment
in AvAero under the equity method.
In 1994, the Company obtained a
promissory note for an advance of
$2,000,000 to the joint venture.  The
principal balance of the promissory
note accrues interest at a maximum
rate of 5%, and the principal balance
together with accrued interest are
due January 5, 1999.  The note is
secured by certain assets of AvAero.
During 1997 and 1996 the Company
advanced an additional $815,000 and
$75,000 to AvAero, net of repayments.
The Company has made no further
advances since 1997.  These advances
are included in accounts receivable.


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

PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(UNAUDITED)
June 30, 1998

3.         Commitments and Contingencies - Continued

and John J. McAtee; intentional
infliction of emotional distress; and
breach of oral contracts.  The third
amended petition sought compensatory
and punitive damages in excess of $35
million.  On January 12, 1995, the
Court entered an abatement on one of
the breach of oral contract claims
against the Company and entered a
summary judgment in the defendants'
favor on all remaining claims alleged
by Mr. Webster.  On February 26,
1996, the Court granted a summary
judgment in favor of the defendants
on Mr. Webster's remaining claim and
entered a take nothing final judgment
which dismissed all of Mr. Webster's
claims with prejudice to refiling. On
March 26, 1996, Mr. Webster appealed
the final judgment to the Dallas,
Texas Court of Appeals.  On April 10,
1998 the Texas Court of Appeals
affirmed the trial court's summary
judgement ruling in favor of the
defendants on each of Mr. Webster's
claims. All time periods for filing
further appeals have expired.

A subsidiary of the Company, Aero
Corporation ("Aero"), is taking
remedial action pursuant to
Environmental Protection Agency
("EPA") regulations at the Lake City,
Florida facility. In addition, the
Company was required to perform an
environmental site assessment at the
facility of a subsidiary in
connection with the sale of the
facility during the first quarter of
1997.  The Company does not
anticipate any material direct
effects upon the capital
expenditures, earnings and
competitive position of the Company
from compliance with present Federal,
State and local provisions which have
been enacted or adopted regulating
the discharge of materials into the
environment, or otherwise relating to
the protection of the environment in
excess of the Company's reserves.
The Company does expect, however,
that compliance with such regulations
will require, from time to time, both
increased operating costs and capital
expenditures which may be
substantial.  As of June 30, 1998 and
December 31, 1997, the Company had
reserved ,in the aggregate,
approximately $3.70 million and $3.95
million, respectively for anticipated
environmental remediation costs.
Included among the remaining costs to
be incurred are anticipated
expenditures for testing and
monitoring to be performed over a 20
to 30 year period.  Actual costs to
be incurred in future periods may
vary from the estimate, given the
inherent uncertainties in evaluating
environmental exposures.  These
uncertainties include the extent of
required remediation based on testing
and evaluation not yet completed and
the varying costs and effectiveness
of remediation methods.*

On June 24, 1998, an action captioned
Zantop International Airlines, Inc.
vs. Aero Corp. Macon, Inc. was filed
in the Superior Court of Bibb County,
Macon, Georgia. The suit seeks an
unspecified amount of damages and
certain equitable relief arising out
of the July 1997 sale to the
defendant (a subsidiary of the
Company) of certain assets used in
connection with the operation of the
plaintiff's aircraft maintenance
business located in Macon, Georgia.
See Item 4. The nature of the action
involves a contractual dispute
relative to certain purchase price
adjustments and inventory purchases.
The Company intends to vigorously
defend this action. Based upon the
available facts, management believes
that although no assurance can be
given as to the outcome of this
action, the ultimate disposition
should not have a material adverse
effect upon the financial condition
of the Company.

The Company is also involved in
certain legal proceedings in the
normal course of its business. After
consultation with counsel, management
is of the opinion that the outcome of
the above-mentioned proceedings will
not have a material effect on the
financial position or results of
operations of the Company beyond the
amounts currently reserved.*

* See "Safe Harbor" statement
located on page 12

PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(UNAUDITED)
June 30, 1998


4. Acquisitions and Mergers

In March of 1998, the Company entered
into a definitive merger agreement
(the "Merger Agreement") with
Aviation Sales Company ("AVS")
pursuant to which a wholly-owned
subsidiary of AVS will merge (the
"Merger") with and into the Company.
As a result of the Merger, the
Company will become a wholly owned
subsidiary of AVS. The Merger is
expected to be accounted for as a
pooling of interests. Under the terms
of the Merger Agreement, each share
of the Company's common stock
outstanding at the effective time of
the Merger will be converted into the
right to receive .5143 shares of
common stock of AVS. Consummation of
the Merger, which is expected occur
in the third quarter of 1998, is
subject to customary closing
conditions, including, without
limitation, approval of the Company's
and AVS's stockholders. A special
meeting of stockholders of the
Company has been called to consider
and vote upon the Merger and is
scheduled to take place on July 31,
1998. No assurance can be given that
the Merger will ultimately be
consummated or that it will be
consummated on the terms set forth in
the Merger Agreement.

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

* See "Safe Harbor" statement
located on page 12

PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 1998

General

The Company is an independent provider of maintenance and modification services for commercial, military and freighter aircraft and provides these services through two subsidiaries: Aero Corporation located in
Lake City, Florida and Aero Corp Macon,
Inc. located in Macon, Georgia. The Company focuses primarily on two categories of commercial customers: established traditional commercial carriers that view outsourcing as a way to reduce operating expenses and increase their competitiveness, and new entrant, low-cost air carriers that rely on outsourcing for scheduled heavy maintenance. The Company's two facilities are United States Federal
Aviation Administration ("FAA") and Joint
Aviation Authority of the European Economic
Community certified repair stations that specialize in heavy maintenance and modification of Boeing 707, 727, 737,
McDonnell Douglas DC-8, DC-9, DC-10 and
Lockheed L-100, L-188 and C-130 aircraft.
The Company offers its customers a
comprehensive range of aviation services, including scheduled "A," "B," "C" and "D" level inspections, block overhauls and repairs, corrosion prevention and control programs and exterior stripping and painting. Modification services provided by the Company include interior reconfiguration, cargo conversions and avionics installations. Through its 40% interest in a joint venture, the Company also designs, and markets hushkits designed to reduce the noise created by Boeing 737-
100 and 737-200 series aircraft to levels which comply with FAA-mandated Stage 3 noise reduction standards. The Company was incorporated under the laws of Delaware in 1963 as a successor to a Minnesota corporation organized in 1960.

Results of Operations

The following tables set forth, for the
periods and dates indicated, certain
financial data including, as applicable, the percentage of net sales:


SUMMARY STATEMENT OF INCOME

                                                                 For the Quarter Ended
                                     June 30, 1998         June 30, 1997         Change from Prior Period
                                                                    (in thousands)
    Net Sales                              18,086       100.0%   19,035       100.0%     (949)       (5.0%)
    Cost of Sales                          15,852        87.6%   15,511        81.5%      341         2.2%

    Gross Profit on Sales                   2,234        12.4%    3,524        18.5%   (1,290)      (36.6%)

    Selling, General and Administrative     1,267         7.0%    1,365         7.2%      (98)       (7.2%)
    Income from Operations                    964         5.3%    2,159        11.3%   (1,195)      (55.3%)
    Other Income, Net                         308         1.7%       57         0.3%      251       440.4%
    Net Income                                763         4.2%    1,329         7.0%     (566)      (42.6%)


                                                               For the Six Months Ended
                                          June 30, 1998         June 30, 1997         Change from Prior Period
                                                                    (in thousands)
    Net Sales                              37,852       100.0%   32,586       100.0%    5,266        16.2%
    Cost of Sales                          34,940        92.3%   26,502        81.3%    8,438        31.8%

    Gross Profit on Sales                   2,912         7.7%    6,084        18.7%   (3,172)      (52.1%)

    Selling, General and Administrative     2,204         5.8%    2,864         8.8%     (660)      (23.0%)
    Income from Operations                    708         1.9%    3,220         9.9%   (2,512)      (78.0%)
    Other Income, Net                         557         1.5%      887         2.7%     (330)      (37.2%)
    Net Income                                759         2.0%    2,464         7.6%   (1,705)      (69.2%)



PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 1998

Net Sales: The Company's net sales for the six months ended June 30, 1998 increased
16.2% to $37.9 million, compared with $32.6 million for the same period last year.
Second quarter sales declined 5.0% to $18.1 million, compared with $19.0 million for the second quarter of 1997. The increase in sales for the six months ended June 30, 1998 is primarily attributable to revenues derived from the Company's Macon, Georgia facility acquired in July 1997. Sales at the Macon facility were $4.7 million for the second quarter of 1998 and $11.1 million year-to-date. Sales for the first half of 1997 were adversely impacted as a result of hanger space that was reserved during 1997 in anticipation of services to be rendered under a U.S. Air Force C-130 maintenance contract which was awarded to the Company in April 1997. The C-130 contract was subsequently canceled at the convenience of the government in June 1997.
 The C-130 contract provides for
reimbursement by the U.S. Air Force of
costs incurred during its operation and
during the second quarter of 1997, the
Company recorded a $3.5 million receivable from the government relating to these costs. The Company is currently negotiating a termination settlement with the government. Net sales at the Company's
Lake City facility (excluding the above-described revenues from the C-130) contract were down 14% and 8.3%, respectively, for the three and six month 1998 periods, compared to the comparable period in 1997 due to the Company's lack of substantial marketing during the first and second quarters of 1997 which would have resulted in revenues during the first half of 1998.

Gross Profit on Sales. Gross profit on
sales (derived by deducting cost of sales from sales) during the three and six month periods ended June 30, 1998 of $2.2 million and $2.9 million, respectively, were lower than the $3.5 million and $6.1 million respectively, earned during the comparable periods in the previous year. The decline is primarily attributable to the capitalizing of certain cost of sales overhead costs relating to the C-130 contract awarded during the comparable periods of 1997 and the recording of a $3.5 million termination claim during the second quarter of 1997. The C-130 contract contributes net gross profit of $2.6 million and $3.6 million, respectively, for the three and six month periods ended June
30 1997. A portion of these capitalized costs were subsequently expensed during the third and fourth quarter of 1997 upon cancellation of the C-130 contract and the Company recorded a net margin of $2.8 million for the year ended December 31, 1997 in connection with the cancellation of the C-130 contract.

Gross profit (excluding the C-130 contract) for the quarter ended June 30, 1998 increased 134% to $2.2 million compared with $1.0 for the second quarter of 1997.
 Gross profit increased 17.7% to $2.9
million for the six months ended June 30, 1998 compared with $2.5 million for the comparable period in the prior year. The increase in gross profits is primarily attributable to a reduction in overhead costs and improved operating efficiencies at the Company's Lake City facility.

Selling, General and Administrative. The decrease in selling, general and administrative expenses during the current three and six month periods of 7.0% and 23.0% respectively, over the comparable periods during the previous year was primarily due to efficiencies achieved by the Company as a result of its efforts during the first half of 1998 to streamline its operations. During the quarter ended
June 30, 1998, the Company recorded merger related expenses of $500,000. See Note 4 to the notes to the Condensed Consolidated
Financial Statements.  Without such
expenses, the reduction in SG&A for the
three and six month periods would have been 43.6% and 40.5% respectively.

Other Income(Net). The current three and six month other income(net) of $308,000 and $557,000, respectively, compared to the
Company's other income net of $57,000 and $887,000 during the comparable periods in 1997, respectively, is primarily attributable to increased equity earnings derived from the Company's 40% interest in the AvAero hushkit joint venture from period to period, which were offset by increased interest expenses during the comparable 1998 three and six month periods.

Net Income. The Company's net income during the three and six month periods ended June
30, 1998 of $763,000 and $759,000,
respectively is primarily attributable to the factors enumerated above.

Financial Condition

During the six months ended June 30, 1998, cash used in operations totaled $879,000, compared to cash used in operations of $8.12 million in the same period of 1997.
 The decrease in cash used in operations
was primarily a result of more rapid
collection in trade accounts receivable net of decreases in accounts payable and other accrued liabilities. The Company's capital expenditures totaled $469,000 during the first six months of 1998 compared to $2.3 million during the same period of 1997. The capital expenditures are a part of the continuing program to maintain the
Company's aircraft maintenance facilities.


PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 1998

The Company believes that its current cash balances and line of credit facility are sufficient to meet its short and long-term capital and liquidity requirements over the next twelve months *. If the Company's proposed merger with Aviation Sales Company is not completed, the Company may consider and seek additional short and long-term bank financing and/or may issue, in public or private transactions, additional equity and/or debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such possible additional financing will be available on terms acceptable to the Company.






* See "Safe Harbor" statement located on page 12.


PART I - FINANCIAL INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 1998

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



PART II  - OTHER INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
June 30, 1998

Item 1.         Legal Proceedings

The information contained in Item 3
of the Registrant's Annual Report on
Form 10-K for the year ended December
31, 1997, is incorporated herein by
reference.

On May 10, 1991, an action was filed
in the District Court of Dallas
County, Texas, by Lee D. Webster,
former Chairman, Chief Executive
Officer and President of Whitehall,
against the Company, each of its
directors (other than Mr. Webster)
and Cambridge Capital Fund, L.P.,
alleging, among other things, that (
i) the defendants' actions, both
individually and in concert,
constituted willful interference with
Mr. Webster's employment relationship
with the Company and were the direct
cause of Mr. Webster's termination as
its President and Chairman of the
Board, and (ii) the defendants'
actions forced Mr. Webster into
retirement without providing Mr.
Webster with retirement benefits
which Mr. Webster was purportedly
promised.  On August 17, 1994, the
defendants were granted a partial
summary judgment.  On October 24,
1994, Mr. Webster filed a third
amended petition and alleged the
following causes of action: tortious
interference with contractual
relations against Cambridge Capital
Fund, L.P., and directors George F.
Baker and John J. McAtee; intentional
infliction of emotional distress; and
breach of oral contracts.  The third
amended petition sought compensatory
and punitive damages in excess of $35
million.  On January 12, 1995, the
Court entered an abatement on one of
the breach of oral contract claims
against the Company and entered a
summary judgment in the defendants'
favor on all remaining claims alleged
by Mr. Webster.  On February 26,
1996, the Court granted a summary
judgment in favor of the defendants
on Mr. Webster's remaining claim and
entered a take nothing final judgment
which dismissed all of Mr. Webster's
claims with prejudice to refiling. On
March 26, 1996, Mr. Webster appealed
the final judgment to the Dallas,
Texas Court of Appeals.  On April 10,
1998 the Texas Court of Appeals
affirmed the trial court's summary
judgement ruling in favor of the
defendants on each of Mr. Webster's
claims. All time periods for filing
further appeals have expired.

On June 24, 1998, an action captioned
Zantop International Airlines, Inc.
vs. Aero Corp. Macon, Inc. was filed
in the Superior Court of Bibb County,
Macon, Georgia. The suit seeks an
unspecified amount of damages and
certain equitable relief arising out
of the July 1997 sale to the
defendant (a subsidiary of the
Company) of certain assets used in
connection with the operation of the
plaintiff's aircraft maintenance
business located in Macon, Georgia.
See Item 4. The nature of the action
involves a contractual dispute
relating to certain purchase price
adjustments and inventory purchases.
The Company intends to vigorously
defend this action. Based upon the
available facts, management believes
that although no assurance can be
given as to the outcome of this
action, the ultimate disposition
should not have a material adverse
effect upon the financial condition
of the Company.



Item 6.                    Exhibits and Reports on Form 8-K

The following Exhibits are included
herein:

(a)
 (11)         Computation of Net Income per Common Share.

 (27)         Article 5 - Financial Data Schedule for Form
              10-Q submitted as exhibit 27 as an EDGAR filing only.

(b) The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 1998.


PART II  - OTHER INFORMATION
WHITEHALL CORPORATION AND SUBSIDIARIES
June 30, 1998

SIGNATURES

Pursuant to the requirements of the
Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




       WHITEHALL CORPORATION


        Registrant



Date     July 30, 1998         By   /s/ John H. Wilson
                                    John H. Wilson
                                    President





Date     July 30, 1998         By   /s/ Garlan Braithwaite
                                    Garlan Braithwaite
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)



Exhibit 11 - Computation of Net Income per Common Share


WHITEHALL CORPORATION AND SUBSIDIARIES
 COMPUTATION OF EARNINGS PER SHARE - UNAUDITED



                                                   For the Three Months Ended                  For the Six Months Ended
                                                June 30,              June 30,              June 30,              June 30,
                                                  1998                  1997                  1998                  1997

 BASIC AND FULLY DILUTED
      Net Income                        $       763,000       $     1,329,000       $       759,000       $     2,464,000

 SHARES:
      Basic
         Average common shares
         outstanding                          5,530,000             5,509,969             5,530,000             5,509,185

         Dilutive effect if stock
         options were exercised                 264,653               247,136               267,984               237,171

       Diluted                                5,794,653             5,757,105             5,797,984             5,746,356

 Net Income per Common Share - Basic    $          0.14       $          0.24       $          0.14       $          0.45

 Net Income per Common Share - Diluted  $          0.13       $          0.23       $          0.13       $          0.43














